Form 10KSB
period 1999-12-31
GRANADA MINERAL PRODUCTS INC
filed 2000-03-29
CIK 1105413

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-KSB

                          ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31st, 1999
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   000-29475
                                 ---------



                         GRANADA MINERAL PRODUCTS, INC.
                         -----------------------------
               (Exact name of Registrant as specified in charter)

          NEVADA                                          87-0640430
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

C/O 4700 S 900 E STE 41B, Salt Lake City  UT                       84117
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                                 (800) 870-1654
                         (REGISTRANT'S TELEPHONE NUMBER)

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

   SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: 334,000

Title  of  each  class             Name of exchange on which registered
None                               None
----                               ----
To  be  so  registered
Common stock:  $0.001  Par  value
---------------------------------

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:     $0.00
                                                             -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. the aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked process of such stock, as of the specified date within the past 60 days.

     At December 31, 1999,  the aggregate  market value of the voting stock held
--------------------------------------------------------------------------------
by   non-affiliates   is   undeterminable   and  is   considered   to  be   0.00
--------------------------------------------------------------------------------

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 1999, the registrant had 334,000 shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (eg., part I, part II, etc.) into which the document is incorporated; (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed persuant to rule 424 (b) 0r
(c) under the Securities Act of 1933:

None
----

                        ITEM 1. DESCRIPTION OF BUSINESS
                        --------------------------------

     Granada Mineral Products, Inc., (hereinafter "The Company") was incorporated on July 13, 1994, pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of one million (1,000,000) shares of common stock with a par value of $0.01 per share.

     On September 13, 1999 the authorized capital stock was increased to 100,000,000shares with a par value of $0.001.

     The Company was formed with the stated purpose " . . . to engage, without qualification, in any lawful act or activity for which corporations may be organized under the laws of the State of Nevada." However, the contemplated purpose was to engage in investment and business development operations related to mineral research and exploration.

     On or about November 18, 1994, the Board of Directors authorized initial negotiations to consider mining ore deposits located in Arizona, namely Bullard Peak Mines in Maricopa County. Sufficient monies to retain the services of an expert in Epitermal Deposits were secured from various individuals who, in turn were issued stock based on a value of $0.05 per share.

     Following significant research and expense, however, the Company's attempts to compete in this field were abandoned upon discovery that the price of gold, in decline at the time, together with the discovery that the ore deposits and the existing mine were insufficiently deep enough to extract a profitable amount of ore. Subsequently, all attempts to engage in business with Bullard Peak Mines ended by Board Resolution on or about February 24, 1995. The Company fell into inactivity.

     The Company never engaged in an active trade or business throughout the period from inception through 1999. On or about May 28 1999, the directors determined that the Company should become active and reinstated the Company with the State of Nevada and began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

     The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     The Company is filing its registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate.

     As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     The Company's principal executive offices are located in care of 4700 South 900 East STE 41B, Salt Lake City, Utah, 84117.

                       ITEM 2. DESCRIPTION OF PROPERTIES
                       ---------------------------------

     The information required by this Item 2 is not applicable to this Form 10-KSB due to the fact that the Company does not own or control any material property.

                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

     The Company is currently not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -------------------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fiscal year ended December 31, 1999.

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ----------------------------------------------------------------

     During the past three years there has not been an established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the forseeable future. At December 31, 1999, the Company had 24 shareholders.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       ------------------------------------------------------------------

Overview
--------

     The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder and officer of the Company, specifically Darwin Long ,the President and a Director of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan  of  Operation
-------------------

     During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

     As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Liquidity and Capital  Resources
--------------------------------

     As of December 31, 1999 the Company had no assets and no liabilities.

Results of Operations
---------------------

     As of December 31, 1999 the Company's only activity has involved the continued investigation of potential business opportunities.


                          ITEM 7. FINANCIAL STATEMENTS
                          ----------------------------

     The financial statements of the Company are included following the signature page to this form 10-KSB


      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      -------------------------------------------------------------------
                            AND FINANCIAL DISCLOSURE
                            ------------------------

     None


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
   -------------------------------------------------------------------------
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
               -------------------------------------------------

     Each Director of the Company serves for a term of one year and until his or her successor is elected at the Company's annual shareholder's meeting and is qualified, subject to removal by the Company's shareholders.

     Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

     The following table sets forth as of December 31, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company:


Name:                  Age:  Position:           Director and/or Officer since:
----                   ---   --------            -----------------------------

Darwin Long*            45   President/Director        April  06, 1999
Jackie Long*            40   Sec./Treas./Director      April  06, 1999
Paula Maloney           60   Director                  April  06, 1999

     *Darwin and Jackie Long, husband and wife, have a combined interest in the Company of 24,000 shares, approximately 8%.


     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:


DARWIN LONG:  DIRECTOR  AND  PRESIDENT
--------------------------------------

     Darwin Long's business experience and expertise comes primarily from his successful career as a contract Computer Network Administrator for several major companies.

JACKIE LONG:  DIRECTOR,  TREASURER/SECRETARY
--------------------------------------------

     Jackie Long's business experience and expertise comes primarily from her lengthy involvement in the Mortgage industry and Corporation Management.

PAULA MALONEY:  DIRECTOR
------------------------

     Paula Maloney is retired.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

     (3) was the subject of any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of ay of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii) engaging in any type of business practice; or

     (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities or federal commodities laws;

     (4) was the subject of any order, judgement, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

              Compliance with Section 16(a) of the Exchange Act
               -------------------------------------------------

     Since the Company ceased operations, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered persuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to
Section 16(a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16(a)-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

     The following table sets forth as of December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years:

Name:                    Position:                Report to be Filed:
----                     --------                 ------------------

None

                        ITEM 10. EXECUTIVE COMPENSATION
                        --------------------------------

Cash Compensation
-----------------

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 1999.

Bonuses and Deferred Compensation
---------------------------------

     None

Compensation Pursuant to Plans
------------------------------

     None

Pension Table
-------------

     None

Other Compensation
------------------

     None

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------

     The following table sets forth as of December 31, 1999, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person or Group:  Nature of Ownership:  Number of Shares Owned:  Percent
-----------------------   -------------------   ----------------------   -------

Barnette, Adrieanne             Shares           20,000                   6%
7805 S. Dolphin Circle
Salt Lake City, Utah 84121

Catuccio, Scott                 Shares           20,000                   6%
1050 W. 3000 S. #2025
Salt Lake City, Utah 84119

*Heidelberger, Jon              Shares           20,000                   6%
4066 Sagebrush Way
Salt Lake City, Utah 84121

*Heidelberger, Loretta          Shares           20,000                   6%
4066 Sagebrush Way
Salt Lake City, Utah 84121

Koskella, Kathleen              Shares           20,000                   6%
214 S. Hayes Avenue
Emmett, Idaho 83617

Morris, Jasper                  Shares           30,000                   9%
1999 S. 1000 E. #A
Salt Lake City, Utah 84105

Schreib, Deborah                Shares           20,000                   6%
1188 S. 200 E.
Salt Lake City, Utah 84111

Trover, Ralph R.                Shares           20,000                   6%
7805 S. Dolphin Circle
Salt Lake City, Utah 84121

VanDenberg, Daniel              Shares           20,000                   6%
78 Colling Avenue
Rochelle Park, New Jersey
07662

Waldron, Tonya                  Shares             20,000                 6%
3112 Sunny Park Lane
West Valley City, Utah 84107

Williams, Anita                 Shares             20,000                 6%
3022 Immigration Pass
Boise, Idaho 83716


     *Note: Jon and Lorretta Heidelberger are husband and wife. The Company has been advised that each of the above persons known to the company to be a shareholders of record has sole voting power over his or her shares.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

Transactions with Management and Others
---------------------------------------

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management
--------------------------

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------

     The Company was organized more than five years ago; therefore transactions between the Company and its promoters or founders are not considered to be material.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a) (1) Financial Statements
----------------------------

The following financial statements are included in this report:

Title of Document:
-----------------

Report of Andersen Andersen and Strong

Balance Sheet as December 31, 1999



(a) (2) Financial Statement Schedules
-------------------------------------

     None.

(a) (3) Exhibits
---------------

     None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   GRANADA MINERAL PRODUCTS, INC
                                   -----------------------------

Date: 23 March, 2000               By:  /s/ Darwin Long
                                   ------------------------
                                   DARWIN LONG, PRESIDENT AND DIRECTOR


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

                              GRANADA MINERAL PRODUCTS, INC.

                      FINANCIAL  STATEMENTS  AND  REPORT

                OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

                    DECEMBER 31, 1999, AND DECEMBER 31, 1998





Board  of  Directors
Granada Mineral Products,  Inc.
Salt  Lake  City,  Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have audited the accompanying balance sheets of Granada Mineral Products, Inc. (a development stage company) at December 31, 1999, and December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997, and the period July 13, 1994 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granada Mineral Products, Inc. at December 31, 1999, and December 31, 1998, and the results of operations, and cash flows for the years ended December 31, 1999,1998, and 1997 and the period July 13, 1994 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations from its inception and does not have the necessary working capital for any future planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andersen Andersen and Strong, L.L.C.
----------------------------------------
Andersen Andersen and Strong, L.L.C.
Salt  Lake  City,  Utah
January  17,  2000

                         GRANADA MINERAL PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     December 31, 1999 and December 31, 1998




                                                       Dec 31,    Dec 31,
                                                         1999       1998
                                                       ---------  ---------
ASSETS

CURRENT ASSETS
Cash                                                   $      -   $      -
                                                       ---------  ---------
  Total Current Assets                                 $      -   $      -
                                                       =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $      -   $      -
                                                       ---------  ---------
Total Current Liabilities                                     -          -
                                                       ---------  ---------

STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 334,000 shares issued and outstanding
        on December 31, 1999; 300,000 on December 31,
        1998                                                334        300

Capital in excess of par value                           21,466     14,700

    Deficit accumulated during the development stage    (21,800)   (15,000)
                                                       ---------  ---------

Total Stockholders' Equity (deficiency)                       -          -
                                                       ---------  ---------
                                                       $      -   $      -
                                                       =========  =========

   The accompanying notes are an integral part of these financial statements.


                         GRANADA MINERAL PRODUCTS, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1999, 1998, and 1997 and the Period
             July 13, 1994 (Date of Inception) to December 31, 1999




                                                     Jul 13, 1994
                       Dec 31    Dec 31   Dec 31     to
                        1999      1998     1997      Dec 31, 1999
                      ---------  -------  -------    ---------
REVENUES              $      -   $     -  $     -    $     -

EXPENSES               6,800          -        -      21,800
                      ---------  -------  -------    ---------

NET LOSS              $(6,800)   $    -   $     -    $(21,800)
                      =========  =======  =======    ========

NET LOSS PER COMMON
SHARE

Basic                 $(.02)      $   -     $   -
                      ---------   -------  -------



AVERAGE  OUTSTANDING
    SHARES

     Basic             319,800    300,000   300,000
                      ---------   -------   -------



   The accompanying notes are an integral part of these financial statements.

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Period July 13, 1994 (Date of Inception)
                              to December 31, 1999





                                               COMMON  STOCK     CAPITAL  IN
                                              ----------------   EXCESS  OF    ACCUMULATED
                                               SHARES   AMOUNT   PAR VALUE      DEFICIT
                                              -------   -------  ----------  ---------
Balance July 13,  1994 (date of inception)        -     $     -  $        -  $      -

Issuance of common stock for cash              120,000    120      5,880            -
   at $.05 - December  12, 1994

Issuance of common stock for cash              100,000    100      4,900            -
at $.05 - January 20, 1995

Issuance of common stock for cash
    at $.05 - February 10, 1995                 80,000    80       3,920            -


Net operating loss for the year ended
   December 31, 1995                                 -      -           -       (15,000)
                                               -------      ---     ------      -------
BALANCE DECEMBER 31, 1998                      300,000      300     14,700      (15,000)

Issuance of common stock for cash
    at $.20 - April 8, 1999                      4,000        4        796         -

Issuance of common stock for cash
    at $.20 - August 14, 1999                   30,000       30       5,970        -

Net operating loss for the year ended
    December 31, 1999                               -       -           -       (6,800)
                                               -------  -------  ---------      ---------
BALANCE DECEMBER 31, 1999                      334,000  $   334  $   21,466     $(21,800)
                                               -------  -------  ---------      ---------



   The accompanying notes are an integral part of these financial statements.

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997
      and the Period July 13, 1994 (Date of Inception) to December 31, 1999




                                                                         JUN 13, 1994
                                          DEC 31    DEC 31    DEC 31      to
                                            1999      1998      1997     DEC 31, 1999
                                         ---------  --------- -------    -------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                 $(6,800)   $    -    $     -    $(21,800)

Adjustments to reconcile net loss to          -          -          -          -
net cash provided by operating
activities


Net Cash Used in  Operations              (6,800)        -          -     (21,800)
                                         ---------  --------- -------    -------

CASH FLOWS FROM INVESTING
ACTIVITIES                                       -       -           -        -
                                         ---------  --------- -------    -------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock
                                           6,800         -          -     21,800
                                         ---------  --------- -------   -------

Net Increase (Decrease) in Cash                 -         -          -        -

Cash at Beginning of Period                     -         -          -        -
                                         ---------  --------- -------   -------

Cash at End of Period                    $-         $-        $-         $-
                                         =========  ========= =======    =======




   The accompanying notes are an integral part of these financial statements.

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on July 13, 1994 with authorized common stock of 1,000,000 shares at a par value of $0.01. On September 13, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

     This report has been prepared using a par value of $.001 from inception.

     The Company is in the development stage and has been engaged in the activity of seeking and developing mining properties and was inactive after 1995.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

     The Company has not adopted a policy regarding payment of dividends.

Income  Taxes
-------------

     At December 31, 1999, the Company had a net operating loss carry forward of $21,800. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2016 through 2020.

Earnings  (Loss)  Per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB No. 128.

Financial  Instruments
----------------------

     The carrying amounts of financial instruments are considered by management to be their estimated fair values.

------

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Estimates  and  Assumptions
---------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED  PARTY  TRANSACTIONS

     The statement of changes in stockholder's equity shows 334,000 shares of common stock outstanding of which 74,000 shares were issued to related parties.

4.  GOING  CONCERN

     The Company will need additional working capital to be successful in its planned operations.

     Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.

     There can be no assurance that the Company can be successful in this effort.

Liquidity and Capital Resources
-------------------------------

     The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

     The Company has had no operations during this reporting period.

PART 2 - SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRANADA MINERAL PRODUCTS,  INC.
                              (REGISTRANT)

                              /s/   Darwin Long
                          BY:  -------------------------
                               PRESIDENT  AND  DIRECTOR

DATED:  27TH  DAY  OF  MARCH,  2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2000,

/s/   Darwin Long
----------------------------------------
DARWIN LONG: President and Director


/s/  Jackie Long
----------------------------------------
JACKIE LONG: Director,  Secretary  and  Chief  Financial  Officer