Form 10-Q
period 2000-03-31
GRANADA MINERAL PRODUCTS INC
filed 2000-06-06
CIK 1105413

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-QSB

                          ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the quarterly period ended March 31st, 2000
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   000-29475
                                 ---------



                         GRANADA MINERAL PRODUCTS, INC.
                         ------------------------------
               (Exact name of Registrant as specified in charter)

          NEVADA                                          87-0640430
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

c/o 4700 S 900 E  SUITE 41B,  SALT  LAKE  CITY  UT                     84117
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                                 (800) 870-1654
                         (REGISTRANT'S TELEPHONE NUMBER)



     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of March 31, 2000
        -------                         --------------------------------

        Common stock, $0.001                    334,000

                                     INDEX

PART 1.                                                 Page Number
                                                        -----------

        ITEM 1. Financial Statements (unaudited)        3

                Balance Sheets                          4
                  March 31, 2000 and December 31, 1999

                Statements of Operations                5
                  For the three months ended
                  March 31, 2000 and 1999
                  and the period from July 13th
                  to March 31, 2000

                Statements of Cash Flows                6
                  For the three months ended
                  March 31, 2000 and 1999
                  and the period from July 13th
                  to March 31, 2000

                Notes to Financial Statements           7

        ITEM 2. Plan of Operations                      9

PART 11.        Signatures                              10

                         PART 1 - FINANCIAL INFORMATION
                          ---------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                         -----------------------------

     The accompanying balance sheets of Granada Mineral Products, Inc. (development stage company) at March 31, 2000 and December 31, 1999, and the statements of operations for the three months ended March 31, 2000 and 1999 and the period from July 13, 1994 to March 31, 2000, and the cash flows and the statement of stockholder' equity for the three months ended March 31, 2000 and 1999,and the period from July 13, 1994 to March 31, 2000, have been prepared by the Company's management and they do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be accepted for the year ending December 31, 2000.

                         GRANADA MINERAL PRODUCTS, INC.
                          (Development Stage Company)
                                 BALANCE SHEETS
                     March 31, 2000, and December 31, 1999
                     -------------------------------------

                                        Mar 31          Dec 31
                                        2000            1999
                                        ------          ------

ASSETS

CURRENT ASSETS

        Cash                            $ -             $ -
                                        ------          ------
        Total Current Assets            $ -             $ -
                                        ======          ======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

        Accounts Payable                $ -             $ -
                                        ------          ------
        Total Current Liabilities       $ -             $ -
                                        ======          ======

STOCKHOLDERS' EQUITY

        Common Stock
        100,000,000 shares authorized
        at $0.001 par value; 334,000
        shares issued and outstanding     334             334

        Capital in excess of par value    21,466         21,466

        Deficit accumulated during the   (21,800)        (21,800)
        Development Stage

        Total Stockholders' Equity
        (deficiency)                      _               -
                                        ------          -------
                                        $ -             $ -
                                        ======          ======

   The accompanying notes are an integral part of these financial statements

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2000, and 1999 and the Period
            July 13, 1994 (Date of Inception) to March 31, 2000
            -------------------------------------------------------

                Mar 31          Mar 31          Jul 13, 1994 to
                2000            1999            Mar 31, 2000
                ------          ------          ------------

REVENUES        $ -             $ -             $ -

EXPENSES          -             $ 6,800         $ 21,800
                ------          ------          ------------

NET LOSS        $ -             $(6,800)        $(21,800)
                ======          ======          ============

NET LOSS PER
COMMON SHARE

        Basic   $ -             $ (.02)
                ------          ------

AVERAGE
OUTSTANDING
SHARES

        Basic   334,000         319,800
                -------         -------



   The accompanying notes are an integral part of these financial statements

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2000, and 1999 and the Period
               July 13, 1994 (Date of Inception) to March 31, 2000
            -------------------------------------------------------
                Mar 31          Mar 31          Jul 13, 1994 to
                2000            1999            Mar 31, 2000
                ------          ------          ------------

CASH FLOWS:
OPERATING
ACTIVITIES

Net Loss        $ -             $(6,800)         $(21,800)
                ------          ------          ------------

Net cash used     -              (6,800)          (21,800)
in operations

CASH FLOWS:
INVESTING
ACTIVITIES      $ -             $ -             $ -
                ------          ------          ------------

CASH FLOWS:
FINANCING
ACTIVITIES

Common stock    $ -             $6,800          $ 21,800
                ------          ------          ------------

Net Increase
(Decrease) in
Cash            $ -             $ -             $ -
                ------          ------          ------------

Cash: Period
Begin           $ -             $ -             $ -
                ------          ------          ------------

Cash: Period
End             $ -             $ -             $ -
                ======          ======          ===========

   The accompanying notes are an integral part of these financial statements

                         GRANADA MINERAL PRODUCTS, INC.
                          (Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on July 13, 1994 with authorized common stock of 1,000,000 shares with at a par value of $0.01 under the name of Granada Mineral Products, Inc. On September 13, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

     This report has been prepared using a par value of $0.001 from inception.

     The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and was inactive after 1995.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

     The Company has not yet adopted a policy regarding payment of dividends.

Income  Taxes
-------------

     At March 31, 2000, the Company had a net operating loss carry forward of $21,800. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is underterminable since the Company has no operations. The net operating loss will expire starting in 2016 through 2020.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Comprehensive Income
--------------------

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the stockholder's equity on February 29, 1999.

Recent Accounting Pronouncements
--------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial  Instruments
----------------------

     The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                         GRANADA MINERAL PRODUCTS, INC.
                          ( A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -------------------------------------------



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

3.  RELATED  PARTY  TRANSACTIONS

     The statement of changes in stockholder's equity shows 334,000 shares of common stock outstanding of which 74,000 shares were acquired by related parties.

4.  GOING  CONCERN

     The Company will need additional working capital to be successful in its planned operations.

     Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate in the coming year.

     There can be no assurance that the Company can be successful in this effort.

ITEM 2. PLAN OF OPERATIONS
--------------------------

     The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but does not have the working capital to be successful in this effort.

     Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to pursue its objective.

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

                              GRANADA MINERAL PRODUCTS, INC.
                              (REGISTRANT)

                              /s/   Darwin L. Long
                          BY:  -------------------------
                               PRESIDENT  AND  DIRECTOR

DATED:  16TH DAY OF MAY,  2000