Form 10KSB
period 2000-12-31
GRANADA MINERAL PRODUCTS INC
filed 2001-04-02
CIK 1105413

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-KSB

                          ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31st, 2000
                               -------------------

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

     At December 31, 2000,  the aggregate  market value of the voting stock held
--------------------------------------------------------------------------------
by   non-affiliates   is   undeterminable   and  is   considered   to  be   0.00
--------------------------------------------------------------------------------

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 2000, the registrant had 334,000 shares issued and outstanding.

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

     The Company is considered a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     The Company continues to file its registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate.

     As a result of filing its registration statement, the Company continues to obligate itself to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -------------------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fiscal year ended December 31, 2000.

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ----------------------------------------------------------------

     The Company is currently listed on the OTC BB:GOCH.OB. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the forseeable future. At December 31, 2000, the Company had 24 shareholders.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       ------------------------------------------------------------------

Overview
--------

     The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder and officer of the Company, specifically B. Jack Turner ,the President and a Director of the Company.

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

Plan  of  Operation
-------------------

     During the next twelve months, the Company will continue toa ctively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above.

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

     As of December 31, 2000 the Company had no assets and no liabilities.

Results of Operations
---------------------

     As of December 31, 2000 the Company's only activity has involved the continued investigation of potential business opportunities.


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

     The following table sets forth as of December 31, 2000 the name, age, and position of each executive officer and director and the term of office of each director of the Company:


Name:                  Age:  Position:           Director and/or Officer since:
----                   ---   --------            -----------------------------

B. Jack Turner         56   President/Director   March  01, 2000

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

     The following table sets forth as of December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years:

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

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------

     The following table sets forth as of December 31, 2000, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

Transactions with Promoters
---------------------------

     The Company was organized more than six years ago; therefore transactions between the Company and its promoters or founders are not considered to be material.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a) (1) Financial Statements
----------------------------

The following financial statements are included in this report:

Title of Document:
-----------------

Report of Andersen Andersen and Strong

Balance Sheet as December 31, 2000



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

                                   GRANADA MINERAL PRODUCTS, INC
                                   -----------------------------

Date: 23 March, 2000               By:  /s/ B. Jack Turner
                                   -----------------------
                                   B. JACK TURNER, PRESIDENT AND DIRECTOR


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

                         GRANADA MINERAL PRODUCTS, INC.

                        FINANCIAL STATEMENTS AND REPORT

                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ANDERSEN ANDERSEN & STRONG, L.C.
-------------------------------
Certifieid Public Accountants and Business Consultants
941 East 3300 South, Suite 202
Salt Lake City, Utah 84106

Board  of  Directors
Granada Mineral Products,  Inc.
Salt  Lake  City,  Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have audited the accompanying balance sheet of Granada Mineral Products, Inc. (development stage company) at December 31, 2000, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period July 13, 1994 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granada Mineral Products, Inc. at December 31, 2000,and the results of operations, and cash flows for the years ended December 31, 2000 and 1999 and the period July 13, 1994 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for any future planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andersen Andersen & Strong
------------------------------
Andersen Andersen and Strong, L.L.C.
Salt  Lake  City,  Utah
March 30, 2001

                         GRANADA MINERAL PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2000







ASSETS

CURRENT ASSETS
Cash                                                   $      -
                                                       ---------
  Total Current Assets                                 $      -
                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $1,700
                                                       ---------
Total Current Liabilities                               1,700
                                                       ---------

STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 334,000 shares issued and outstanding    334

Capital in excess of par value                          21,966

    Deficit accumulated during the development stage   (24,000)
                                                       ---------

Total Stockholders' Equity (deficiency)                 1,700
                                                       ---------
                                                       $   -
                                                       =========

   The accompanying notes are an integral part of these financial statements.


                         GRANADA MINERAL PRODUCTS, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2000 and 1999 and the Period
             July 13, 1994 (Date of Inception) to December 31, 2000




                                          Jul 13, 1994
                       Dec 31    Dec 31   to
                        2000      1999    Dec 31, 2000
                      ---------  -------  -------
REVENUES              $      -   $     -  $     -

EXPENSES               2,200      6,800    24,000
                      ---------  -------  -------

NET LOSS              $(2,200)   $(6,800)  $(24,000)
                      =========  ========  ========

NET LOSS PER COMMON
SHARE

Basic                 $(.01)      $(.02)
                      ---------   -------



AVERAGE  OUTSTANDING
    SHARES

     Basic             334,000    319,800
                       -------    -------



   The accompanying notes are an integral part of these financial statements.

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Period July 13, 1994 (Date of Inception)
                              to December 31, 2000





                                               COMMON  STOCK     CAPITAL  IN
                                              ----------------   EXCESS  OF    ACCUMULATED
                                               SHARES   AMOUNT   PAR VALUE      DEFICIT
                                              -------   -------  ----------  ---------
Balance July 13,  1994 (date of inception)        -     $     -  $        -  $      -

Issuance of common stock for cash              120,000    120      5,880            -
   at $.05 - December  12, 1994

Issuance of common stock for cash              100,000    100      4,900            -
at $.05 - January 20, 1995

Issuance of common stock for cash
    at $.05 - February 10, 1995                 80,000    80       3,920            -


Net operating loss for the year ended
   December 31, 1995                                 -      -           -       (15,000)
                                               -------      ---     ------      -------
BALANCE DECEMBER 31, 1998                      300,000      300     14,700      (15,000)

Issuance of common stock for cash
    at $.20 - April 8, 1999                      4,000        4        796         -

Issuance of common stock for cash
    at $.20 - August 14, 1999                   30,000       30       5,970        -

Net operating loss for the year ended
    December 31, 1999                               -       -           -       (6,800)
                                               -------  -------  ---------      ---------
BALANCE DECEMBER 31, 1999                      334,000  $   334  $   21,466     $(21,800)

Conributions to capital - expenses -                -       -           500        -
  related parties

Net operating loss for the year ended               -       -           -         (2,200)
  December 31, 2000

BALANCE DECEMBER 31, 2000
                                               334,000  $   334  $   21,966     $(24,000)

   The accompanying notes are an integral part of these financial statements.

                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999
      and the Period July 13, 1994 (Date of Inception) to December 31, 2000




                                                              JUN 13, 1994
                                          DEC 31    DEC 31    to
                                            2000      1999    DEC 31, 2000
                                         ---------  --------- -------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                 $(2,200)   $(6,800)  $(24,000)

Adjustments to reconcile net loss to          -          -          -
net cash provided by operating
activities

  Changes in accounts payable             1,700          -      1,700
  Contributions of capital - expenses       500                   500

Net Cash Used in  Operations                  -       (6,800)    (21,800)
                                         ---------  ---------    -------

CASH FLOWS FROM INVESTING
ACTIVITIES                                    -          -           -
                                         ---------  ---------    -------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock
                                                       6,800      21,800
                                         ---------  ---------     -------

Net Increase (Decrease) in Cash                 -         -          -

Cash at Beginning of Period                     -         -          -
                                         ---------  --------- -------

Cash at End of Period                    $-         $-        $-
                                         =========  ========= =======




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

Income  Taxes
-------------

     At December 31, 2000, the Company had a net operating loss carry forward of $24,000. The tax benefit of $7,200 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2016 through 2022.

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

Comprehensive Income
--------------------

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements

3.  RELATED  PARTY  TRANSACTIONS

     Related parties have aquired 16% of the outstanding common capital of the Company.

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

                              GRANADA MINERAL PRODUCTS,  INC.
                              (REGISTRANT)

                              /s/ B. Jack Turner
                          BY:  -----------------
                               PRESIDENT AND DIRECTOR

DATED:  30TH  DAY  OF  MARCH,  2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001,

/s/ B. Jack Turner
---------------
B. JACK TURNER: President and Director