Form 10KSB/A
period 2000-12-31
GRANADA MINERAL PRODUCTS INC
filed 2001-04-09
CIK 1105413

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-KSB-A

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

Title  of  each  class             Name of exchange on which registered
None                                   OTCBB: GDMP.OB
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