Form 10QSB
period 2001-03-31
GRANADA MINERAL PRODUCTS INC
filed 2001-05-21
CIK 1105413

==============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31st, 2001

==============================================================================

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                  Commission  File  Number:   000-29475

==============================================================================

                      GRANADA MINERAL PRODUCTS, INC.
           (Exact name of Registrant as specified in charter)

                   NEVADA                        87-0640430
           (State of incorporation)      (I.R.S. Employer ID Number)


          c/o 4700 S 900 E., Suite 41B,  Salt  Lake  City,  UT  84117
                 (Address  of  Principal  Executive  Offices)

                              (800) 870-1654
                      (Registrant's Telephone Number)

                                    NONE
            (Former name, former address and former fiscal year,
                       if changed since last report)

==============================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of common stock, $0.001 par value per share, was 334,000 on March 31, 2001.

Transitional Small Business Disclosure Format: Yes [  ] No [X]


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

Item 1.   Financial Statements

Balance Sheet as of March 31, 2001 and December 31,
2001(unaudited)............. ........................................... 3

          Statements of Operations for the three months ended
          March 31, 2001 and 2000 (unaudited) and the period July 13,
          1994 (inception) through March 31, 2001 (unaudited)........... 4

          Statements of Cash Flows for the three months ended
          March 31, 2001 and 2000 (unaudited) and the period July 13,
          1994 (inception) through March 31, 2001 (unaudited)........... 5

          Notes to Financial Statements (unaudited)..................... 6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................... 9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................. 10

Item 2.   Changes in Securities and Use of Proceeds..................... 11

Item 3.   Defaults Upon Senior Indebtedness............................. 12

Item 4.   Submission of Matters to a Vote of Security Holders........... 13

Item 5.   Other Information............................................. 14

Item 6.   Exhibits and Reports on Form 8-K.............................. 15

SIGNATURES.............................................................. 16



                                   PART 1

                           FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying financial statements and notes have been prepared by the Company's management, and they do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2000.





                         GRANADA MINERAL PRODUCTS, INC.
                          (Development Stage Company)
                                 BALANCE SHEETS
                     March 31, 2001, and December 31, 2000
                     -------------------------------------

                                         Mar 31          Dec 31
                                         2001            2000
                                         -------         -------

ASSETS

CURRENT ASSETS

        Cash                             $     0         $     0
                                         -------         -------
        Total Current Assets             $     0         $     0
                                         =======         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

        Accounts Payable                 $ 1,700         $ 1,700
                                         -------         -------
        Total Current Liabilities        $ 1,700         $ 1,700
                                         =======         =======

STOCKHOLDERS' EQUITY

        Common Stock
        100,000,000 shares authorized
        at $0.001 par value; 334,000
        shares issued and outstanding        334             334

        Capital in excess of par value    21,966          21,966

        Deficit accumulated during the
        Development Stage                (24,000)        (24,000)
                                         --------        --------

        Total Stockholders' Equity
        (deficiency)                     $ 1,700         $ 1,700
                                         -------         -------
                                         $     0         $     0
                                         =======         =======

   The accompanying notes are an integral part of these financial statements




                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2001, and 2000 and the Period
            July 13, 1994 (Date of Inception) to March 31, 2001
            -------------------------------------------------------

                Mar 31          Mar 31          Jul 13, 1994 to
                2001            2000            Mar 31, 2001
                ------          ------          ------------

REVENUES        $     0         $     0         $          0

EXPENSES              0         $     0         $    (24,000)
                -------         -------         ------------

NET LOSS        $     0         $     0             $(24,000)
                =======         =======         ============

NET LOSS PER
COMMON SHARE

        Basic   $     0         $     0
                -------         -------

AVERAGE
OUTSTANDING
SHARES

        Basic   334,000         334,000
                -------         -------



   The accompanying notes are an integral part of these financial statements





                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2001, and 2000 and the Period
               July 13, 1994 (Date of Inception) to March 31, 2001
            -------------------------------------------------------
                Mar 31          Mar 31          Jul 13, 1994 to
                2001            2000            Mar 31, 2001
                ------          ------          ------------

CASH FLOWS:
OPERATING
ACTIVITIES

Net Loss        $    0          $    0             $(24,000)
                ------          ------          ------------


Adjustment to
Reconcile to net
loss to net cash
provided by
operations:

Changes in Account
Payable                                             $1,700

Contribution of
Capital-Expense                                        500
                                                  ---------

Net cash used
in operations        0               0            $(21,800)

CASH FLOWS:
INVESTING
ACTIVITIES      $    0          $    0          $         0
                ------          ------          -----------

CASH FLOWS:
FINANCING
ACTIVITIES

Common stock    $    0          $    0          $    21,800
                ------          ------          -----------

Net Increase
(Decrease) in
Cash            $    0          $    0          $         0
                ------          ------          -----------

Cash: Period
Begin           $    0          $    0          $         0
                ------          ------          -----------

Cash: Period
End             $    0          $    0          $         0
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

Income  Taxes

     At March 31, 2001, the Company had a net operating loss carry forward of $24,000. The tax benefit from the loss carry forward is $7,200. The net operating loss will expire 2021.

Basic and Diluted Net Income (Loss) Per Share

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

Comprehensive Income

     The Company adopted  Statement of Financial  Accounting  Standards No.
130. The adoption of this standard had no impact on the stockholder's equity.

Recent Accounting Pronouncements

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial  Instruments

     The carrying amounts(including accounts payable) of financial instruments are considered by management to be their estimated fair values.

Estimates  and  Assumptions

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

Item 2. Management's Discussion and Analysis or Plan of Operations

    The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this interim report on Form 10-QSB. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

     The information contained in this report is not a complete description of the Company's business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in its common stock, you should carefully review and consider the various disclosures we made in this report, and in other materials filed with the Securities and Exchange Commission that discuss the Company's business in greater detail and that disclose various risks, uncertainties and other factors that may affect business, results of operations or financial condition.

    As at the end of the quarter ended March 31, 2001, the Company's management intended to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but does not have the working capital to be successful in this effort.

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

Results of Operations

   The Company has had no operations during this reporting period.

Subsequent Event

   After the end of the quarter for which this report is filed, the Registrant entered into a Stock Exchange Agreement (the "Agreement"), dated May 8, 2001, with Sarenghetti Enterprises, a Nevada corporation ("SARG"), which provided for, among other things, (i) the merger of SARG with and into the Registrant which will be the surviving entity, pursuant to a tax-free reorganization in accordance with Section 354 and 368 of the Internal Revenue Code of 1986, as amended; (ii) a change of control; and (iii) a name change to Malahat Energy Corporation. This Agreement was the subject of a filing by Registrant of a Current Report on Form 8-K, filed May 9, 2001, and Registrant hereby incorporates the information set forth therein herein by reference.



                                PART II

                           OTHER INFORMATION


Item 1.         Legal Proceedings.

The Registrant is not involved in any material legal proceedings.

Item 2.         Changes in Securities.

     After the end of the quarter for which this report is filed, on or about April 10, 2001, the Registrant effected a 10:1 split with respect to each share of its common stock, par value $0.01 per share, issued and outstanding as of that date.

Item 3.         Defaults Upon Senior Securities.

                        None.

Item 4.         Submission of matters to a Vote of Security Holders

                        None.

Item 5.         Other Information

    After the end of the quarter for which this report is filed, the Registrant entered into a Stock Exchange Agreement (the "Agreement"), dated May 8, 2001, with Sarenghetti Enterprises, a Nevada corporation ("SARG"), which provided for: (i) the merger of SARG with and into the Registrant which will be the surviving entity, pursuant to a tax-free reorganization in accordance with
Section 354 and 368 of the Internal Revenue Code of 1986, as amended; (ii) a change of control; and (iii) a name change to Malahat Energy Corporation. This Agreement was the subject of a filing by Registrant of a Current Report on Form 8-K, filed May 9, 2001, and registrant hereby incorporates the information set forth therein herein by reference.


Item 6.         Exhibits and reports on Form 8-K

(a) Exhibits

   The following exhibits are incorporated by reference to exhibits of the same number, previously filed with the Commission by Registrant in its Form 10SB12G, filed February 11, 2000:

Exhibit
Number                          Description


3.1 Articles of Incorporation Certificate of Amendment of Articles of Incorporation

3.2      By-Laws



(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GRANADA MINERAL PRODUCTS, INC.

                             By: /s/   BEN DULLEY
                                       ----------
                                       BEN DULLEY
                                       PRESIDENT

DATED:  May 21, 2001