Form 10QSB
period 2001-06-30
GRANADA MINERAL PRODUCTS INC
filed 2001-08-27
CIK 1105413

==============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of common stock, $0.001 par value per share, was 334,000 on June 30, 2001.

Transitional Small Business Disclosure Format: Yes [  ] No [X]


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

Item 1.   Financial Statements

Balance Sheet as of June 30, 2001(unaudited)............................ 3

          Statements of Operations for the three months and six months ended June 30, 2001 and 2000 (unaudited) and the period July
          13, 1994 (inception) through June 30, 2001 (unaudited)........ 4

          Statements of Cash Flows for the six months ended
          June 30, 2001 and 2000 (unaudited) and the period July 13,
          1994 (inception) through June 30, 2001 (unaudited)............ 5

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





                         GRANADA MINERAL PRODUCTS, INC.
                          (Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2001
                     -------------------------------------

                                         June 30
                                         2001
                                         -------
ASSETS

CURRENT ASSETS

        Cash                             $     0
                                         -------
        Total Current Assets                   0
                                         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

        Accounts Payable                   1,700
                                         -------
        Total Current Liabilities        $ 1,700
                                         =======

STOCKHOLDERS' EQUITY

        Common Stock
        100,000,000 shares authorized
        at $0.001 par value; 334,000
        shares issued and outstanding        334

        Capital in excess of par value    21,966

        Deficit accumulated during the
        Development Stage                (24,000)
                                         --------

        Total Stockholders' Equity
        (deficiency)                     $ 1,700
                                         -------
                                         $     0
                                         =======

   The accompanying notes are an integral part of these financial statements




                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the Three Months And Six Months Ended
                  June 30, 2001, and 2000 and the Period
            July 13, 1994 (Date of Inception) to JUNE 31, 2001
            -------------------------------------------------------

                     Three Months                Six Months
                -----------------------      ------------------      ---------------
                June 30         June 30      June 30    June 30      Jul 13, 1994 to
                2001            2000         2001       2000         June 31, 2001
                -------         -------      ------------------      ---------------

REVENUES        $     0         $     0     $     0     $     0       $          0

EXPENSES              0               0           0           0            (24,000)
                -------         -------      -------   --------       ------------

NET LOSS        $     0         $     0     $     0     $     0       $   $(24,000)
                =======         =======     ========   ========       ============

NET LOSS PER
COMMON SHARE

Basic and
Diluted         $     0         $     0     $ (.07)     $     0       $          0
                -------         -------     -------     -------       ------------

AVERAGE
OUTSTANDING
SHARES

        Basic   334,000         334,000   $ 334,000     334,000       $    334,000
                -------         -------     =======     =======        ===========


   The accompanying notes are an integral part of these financial statements





                         GRANADA MINERAL PRODUCTS, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Six Months Ended June 30, 2001, and 2000 and the Period
               July 13, 1994 (Date of Inception) to June 30, 2001
            -------------------------------------------------------
                June 30         June 30         July 13, 1994 to
                2001            2000            June 30, 2001
                ------          ------          ------------

CASH FLOWS:
OPERATING
ACTIVITIES

Net Loss        $    0          $    0             $(24,000)
                ------          ------          ------------


Adjustment to
Reconcile to net
loss to net cash
provided by
operations:

Changes in Account
Payable                                             $1,700

Contribution of
Capital-Expense                                        500
                ------          ------            ---------

Net cash used
in operations        0               0            $(21,800)

CASH FLOWS:
INVESTING
ACTIVITIES      $    0          $    0          $         0
                ------          ------          -----------

CASH FLOWS:
FINANCING
ACTIVITIES

Common stock    $    0          $    0          $    21,800
                ------          ------          -----------

Net Increase
(Decrease) in
Cash            $    0          $    0          $         0
                ------          ------          -----------

Cash: Period
Begin           $    0          $    0          $         0
                ------          ------          -----------

Cash: Period
End             $    0          $    0          $         0
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

(a) Exhibits

   The following exhibits are incorporated by reference to exhibits of the same number, previously filed with the Commission by Registrant in its Form 10SB12G, filed February 11, 2000:

Exhibit
Number                          Description


3.1 Articles of Incorporation Certificate of Amendment of Articles of Incorporation

3.2      By-Laws



(b) Reports on Form 8-K.

A Report on Form 8-K was filed by the Registrant on May 9, 2001 related to a stock exchange agreement.



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

DATED:  August 27, 2001