Form 10KSB
period 2001-07-31
MALAHAT ENERGY CORP
filed 2001-11-13
CIK 1105413

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______

                         Commission File Number:  000-29475

                             MALAHAT ENERGY CORPORATION
                 (Name of small business issuer in its charter)

                      Nevada                               88-0491630
            (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)             Identification No.)


 700 - 101 Convention Centre Drive, Las Vegas, NV             89109
    (Address of principal executive offices)                (Zip Code)


                           (Issuer's telephone number):  1-866-404-3311

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant did not report any revenues, apart for interest income, for the fiscal year ended July 31, 2001.

         The aggregate market value of the voting stock held by non-affiliates on July 31, 2001 was $ 18,079,950.72. The number of shares outstanding of the Registrant's only class of common stock was 15,500,000 on July 31, 2001.

         DOCUMENTS INCORPORATED BY REFERENCE.  None.



                    TABLE OF CONTENTS


PART I

Item 1.       Description of Business
Item 2.       Description of Property
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and Related Shareholder Matters
Item 6.       Management's Discussion and Analysis or Plan of Operation
Item 7.       Financial Statements
Item 8.       Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act
Item 10.      Executive Compensation
Item 11.      Security Ownership of Certain Beneficial Owners and Management
Item 12.      Certain Relationships and Related Transactions
Item 13.      Exhibits and Reports on Form 8-K


This Annual Report on Form 10-KSB contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission ("SEC"), in its press releases, periodic conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product/service acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-KSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.


PART I


ITEM 1.    DESCRIPTION OF BUSINESS.


Overview

Malahat Energy Corporation ("Malahat" or the "Company") is a Nevada corporation that was formed on July 13, 1994 under the name Granada Mineral Products, Inc. On May 9, 2001, it acquired, through a merger, Sarenghetti Enterprises, a private Nevada corporation ("SARG") formed on March 27, 2001, that had previously acquired all the assets, liabilities and properties of Malahat Systems Corporation, a producer of thermal and electrical energy using biomass waste as fuel. Upon the effectiveness of the merger, it changed its name to Malahat Energy Corporation and also changed its fiscal year end from December 31 to July 31.

The merger involved an exchange by the former stockholders of SARG of all of the outstanding shares of SARG for newly issued shares of its company, representing a majority ownership interest in its company. Because the merger resulted in a change in control of its company, the merger was accounted for as a reverse acquisition, and historical financial information of SARG is used as the historical financial information of the Company. Prior to the merger, it had no significant operations and had never commenced any operational activities. Upon the consummation of the merger, it acquired and assumed the properties, intellectual property rights, operations, assets, liabilities and obligations of SARG.

The Company's principal executive offices are located at 700 - 101 Convention Centre Drive, Las Vegas, NV 89109. The telephone number of the Company is 1-866-404-3311.

The Company main operations office is located in Delta, British Columbia.


Description of Business

Malahat has developed a proprietary BioFuel System that the Company believes can deliver a reliable, price competitive on-site power source for energy intensive commercial and industrial operations. The BioFuel System produces a green, renewable fuel called SynGas, from biomass wastes, such as wood residues; sugar cane residuals rice husks or other organic waste materials.

The Company's BioFuel System produces a clean, efficient replacement for fossil fuels, such as diesel used in electrical generators and natural gas used in heating boilers.

The BioFuel System can be used to generate thermal or electrical energy. The Company's BioFuel System breaks down the complex structures of various biomass feed stocks by the action of heat. This process called pyrolysis, results in the division of the large molecules and their reformation into a green, renewable SynGas. The company's BioFuel System can therefore produce high-value energy such as electricity without the need for expensive steam generation or steam turbine systems. This SynGas can be used as a replacement fuel in reciprocating combustion engines, used for the production of electricity, or as a replacement for natural gas in boiler applications and gas fired dry kilns.

The Company's technology is an environmentally friendly energy solution in the rapidly expanding alternate energy field, having completed the research and development phase on the M500 BioFuel System and is launching its first commercial model. The Company has identified the greenhouse industry, waste disposal and developing countries as the three areas where the Company believes its BioFuel System will receive wide acceptance. The Company also believes that it has developed an efficient business model using an equipment lease agreement targeted directly at the greenhouse industry.

In addition to commercialization of its operations, the Company's future development plans include designing and building larger scale BioFuel Systems which will produce more electricity or heat energy, and the adaptation of the BioFuel System to other biomass feed stocks such as municipal solid waste, waste paper, waste plastics and crude oils.

The Company believes its BioFuel System will benefit the agricultural and forestry sectors. Firstly, it will provide the industry with an efficient method of disposing of its wood wastes in compliance with government guidelines. Secondly, it will provide a method of disposal at a relatively low capital cost when compared to other technologies. Thirdly, it will provide them with low cost energy.


The Technology

The Company developed the M500 BioFuel System through several years of prototype testing. The M500 is capable of processing about six tons (metric) of waste wood per day. It is fed by an automated material handling system capable of sizing the incoming feedstock. It has a computerized control system that can be operated in a manual or fully automatic mode. In the automatic mode, a programmable logic control monitors the temperature throughout the system and continuously adjusts the fuel rate and air mix, and can be monitored from remote locations. The M500 produces sufficient fuel to produce up to 240 KWHs of electrical energy per hour.

The Company's BioFuel System requires organic waste, heat, water and air to produce BioFuel through a conversion process known as pyrolysis.

Pyrolysis is the thermal degradation of material in the absence of oxygen.

Malahat's patent pending system employs computer-controlled sensors to regulate the elements with extreme precision, producing a high quality BioFuel.

The Company's BioFuel System breaks down the complex structures of various biomass feed stocks by the action of heat. This results in the division of large molecules and their reformation into a green, renewable SynGas. Compared with other available gasification technology, the company's Biofuel System achieves a greater breakdown making the gas suitable for use in a reciprocating combustion engine. The result is that the BioFuel System can produce high-value energy such as electricity without the need for expensive steam generation or steam turbine systems. Also, the gas can be utilized as an economical, green replacement for natural gas in greenhouse operations and gas fired dry kilns.

The Company has achieved a design breakthrough in a BioFuel System unit that is simple and easy to operate. As a result, the Company believes its BioFuel Systems are competitive with conventional energy systems in a wide range of situations.

The Company has research and development plans for an M3000 System as well as a turbine system. The M3000 System will have essentially the same material handling and control system as the M500 however it will be capable of processing up to 36 tons (metric) of wood waste per day and producing up to
1.5 MWH of electricity per hour. Customers who have a requirement to process more wood waste can implement multiple units connected together. All models can be installed in a multiple unit system. In order to develop the technology for a steam turbine system, while not vastly different than supplying fuel to reciprocating engines, it will require changes to the control systems. Such development will be driven by the growing interest in small turbine engines due to their efficiency over reciprocating engines.

Environmental Considerations

The BioFuel System produces a clean, permanent BioFuel, which consumes wood chips, and other organic wastes that usually become landfill. Millions of tons of wood waste become landfill each year in North America. Malahat's BioFuel System can use these mountains of wood waste and can convert them into a renewable energy resource.

Reducing landfills decreases the amount of methane gas and CO2 emitted into the atmosphere.

The use of the SynGas from the BioFuel System also reduces the level of greenhouse gas emissions due to the absence of sulphur-containing compounds. There are no atmospheric emissions from the BioFuel System as the gas is fed directly into boilers or into the intake manifold of a reciprocating engine.

Burning fossil fuels release large amounts of carbon dioxide into the atmosphere. The company's technology is a CO2 neutral power solution. BioFuel combustion does not add more carbon dioxide to the atmosphere than would occur through the natural decomposition of the organic waste.

Malahat may earn valuable carbon credits in the developing carbon credit trading market.

Fossil fuels, such as diesel, generate sulphur dioxide, nitrous oxide and other hazardous toxics. The company's syngas burns clean. It can replace diesel and natural gas in some industrial applications.

Competition

The Company's BioFuel System provides an attractive option for situations requiring the production of both thermal energy and electric power. The Company's product produces an extremely clean synthetic fuel that requires virtually no filtering (tars and impurities are eliminated). The fuel is suitable for use in either reciprocating engines to generate power or in boilers for the production of thermal energy. Most importantly, the manufacturing and engineering costs associated with deploying the system are comparatively low as too are the operating costs of the System.

Through the company's discussions with Natural Resources Canada, input from a Danish gasifier manufacturer focused on producing thermal energy, and observations made during a major renewable energy conference in New Delhi, the Company has concluded that most competitors produce gasifiers for contexts within thermal applications involving boilers to heat water, or power generation using steam and gas turbine engines (the high capital cost of these is a significant disadvantage for small applications). In India, gasifiers have been coupled with low cost and low quality reciprocating engines. However, these gasifiers produce a "dirty" fuel that requires extensive filtering and is unsuitable for engines manufactured and utilized in highly industrialized countries.

There are many advanced thermal conversion technologies (including gasification) being developed for biomass and biomass wastes. However, at this stage very few are fully commercial or even commercially available. In general most of these technologies, particularly those for large-scale applications, are at a point of transition from R&D to commercialization. In order for advanced thermal technologies to achieve market acceptance, vendors will need to offer proven, reliable and fully integrated waste disposal or biomass conversion solutions that take full advantage of the technology.

In the Company's analysis the market for gasification systems was segmented according to fuel type and scale of facility. The Company's target market segments for its current technology are located in specific markets for very small and small systems using biomass as the fuel source.

The Company has identified several companies worldwide that have developed and commercialized, to one degree or another, very small and small-scale gasification systems to serve many of the target market segments of interest to Malahat. In addition, the Company has identified several other emerging companies with small-scale gasification technologies in the demonstrator and pilot stages. Each of these companies can potentially be a competitor in the company's niche markets in the future, the more advanced competitors are detailed below, although they are not known to be presently competing for the Company's target customer base.

BG Systems is located in Baltimore MD and classed as fully commercial because the system it is producing and marketing was developed by Ankur Scientific Energy in India. Since 1989, Ankur has completed over 400 installations in India, most producing electricity for water pumping. About 25% of these plants produce heat and power for industrial clients using modules ranging in size from 40KW to 500 kW. The Company believes that the Indian units are quite primitive in terms of fuel feed and automation. However, BG has redesigned and automated the gasifier for use in industrialized countries.

Primenergy, a subsidiary of PRM Energy of Hotsprings AK, is the most well-established and successful competitor. Primenergy concentrates on the provision of gasifiers to the food and agricultural industries for use in drying and energy production applications. It has 5 installations in the U.S., 1 in Italy, 1 in Costa Rica, and 8 in Malaysia. It specializes in fuels like rice hulls that can cause slagging problems. Primenergy can supply capacities ranging from 800KW to 5MW. Their largest installation uses three KC-18 units to produce a total of 15MW of power.

Waterwide, based in New Zealand, put it first units into service in the early 1980's specifically for foodstuff drying. Waterwide claims that its 'close coupled gasifier' is the only heater (including gas, oil and other fueled types) that can 'directly fire' many foodstuffs without causing contamination or off flavoring. Waterwide also supplies gasifiers for use in lumber kiln, sludge drying and MSW-to-energy applications. In recent years, Waterwide has made technological advances that broaden the range and quality of feedstock its units can process, generate higher efficiencies and provide a smokeless operation.

In 1993, Analog Volund developed a full-scale up-draft gasification system that supplies district heat to a community of 560 homes in Denmark. The gas is burned in a low NOx gas burner built into a 4 MW hot water boiler. The heat efficiency is 105% (net calorific value) based on wood chips with 50% moisture content. Early in 2000, the plant was upgraded to a CHP plant. Two gas engines were installed with a total electric output of 1.3 MW (soon to be raised to 1.5 MW). The thermal output from the engines is 2.1 MW and an additional 2 MW of heat can be produced from the gas boiler. This company has only one unit in operation.

Brightstar of Houston, TX is now owned by Energy Developments Ltd (EDL) of Australia. EDL is an independent power producer with 282MW of power generation facilities in the U.K., Australia, the U.S. and Taiwan. EDL has developed an integrated materials recovery and energy production system that uses the Brightstar gasifier for the thermal conversion step. The Brightstar unit utilizes a two-stage pyrolysis/steam reforming process to produce a gas with a high proportion of H2 and CO having a calorific value of 11.2 to 14.9 MJ/Nm3. The syngas is virtually free of particulates. Tar and char are collected and removed for disposal as a dry residue. The gasifier design is modular and allows feed rates from 1 to 20 tonnes per hour. Brightstar's original target markets included wood panel plants, and pulp and paper mills. The system is now being integrated into EDL's MSW processing installations in Australia, the U.K. and Europe. The first commercial MSW plant in the U.K., commissioned in 2000, has a capacity of 50,000 tpa and produces just over 5MW. Current plans are to expand this plant to three times that size. With the financial backing of EDL and its own excellent technology, Brightstar may be formidable competition.

The Company has not encountered competition from these companies in its negotiations with potential customers in its target markets. The Company has identified that its customers are keen to reduce their existing energy costs, predominantly natural gas. The Company through its negotiations with its potential customers has not become aware of direct competition from companies developing gasification or biomass conversion technologies and has no reason to believe that these technologies will provide substantial competition in the future that will prohibit the Company from executing its business plan.

Proprietary Rights

The Company's success and ability to compete are dependent, in part, upon its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. The Company has a US and a Canadian patent application pending. The Canadian patent was filed on October 20, 2000; the US patent was filed on October 18, 2001. There can be no assurance that the Company will be successful in having a patent issued in the United States or in Canada.

In addition, the Company relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property and proprietary rights.

The Company requires employee and third-party non-disclosure and confidentiality agreements. It seek to protect its technology, process, software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. It cannot be certain that others will not develop technologies that are similar or superior to its technology or design around the copyrights and trade secrets it owns. Despite these precautions, it may be possible for unauthorized parties to copy portions of the Company's products, reverse engineer, or obtain and use information that is regarded as proprietary.

Employees

The Company is in the process of building its staff. As of July 31, 2001, there were five full-time employees and three part-time employees, of whom 2 were employed in sales and marketing, 4 in engineering, development and operations, and 2 in management and finance. None of its employees are represented by a union. The Company has not experienced any work stoppages and consider its relations with its employees to be good. It intends to increase the number of employees over the next 12 months to approximately 16 to support its business plan and growth. The Company believes that these resources will be necessary to execute the business initiatives scheduled for the following months.

Risk Factors

There are a number of uncertainties and risk factors that may bear on the ability of the Company to achieve its business goals and reduce the possibility of successfully fulfilling its plans. The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occur, its business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of the common stock could decline, and you may lose all or part of your investment in its common stock.

The Company has a limited operating history. The Company has not yet generated significant revenue from its business operations. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Some of these include:

- ability to develop and sustain revenue growth;
- managing expanding operations;
- competition;
- attracting, retaining and motivating qualified personnel;
- maintaining and developing new, strategic relationships; and
- ability to anticipate and adapt to the changing energy market and any changes in government regulation.

The Company has incurred losses and expects losses may continue. The company has incurred operating losses since its inception and expect to continue to incur losses in the foreseeable future. As July 31, 2001, it had an accumulated deficit of $1,657,105. To date, the Company has not produced any revenue; operations have been funded through government grants and private equity. The Company needs to generate significant revenue to achieve profitability and cannot be assured that it will realize sufficient revenue to achieve profitability. The Company also expects to incur significant research and development, product development, sales and marketing and administrative expenses and, as a result, expects to continue to incur losses for the foreseeable future.

The Company may not be able to obtain sufficient funds to grow its business and any financing may be on terms adverse to the interests of the Company's shareholders. The Company may need financing to continue to grow its business. If financing is not available when required or is not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote its business, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's ongoing business. If the Company is able to raise funds, and it does so by issuing equity securities, holders of the Common Stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the current holders of the Common Stock. If the Company obtains financing by issuing debt securities, the terms of these securities could restrict or prevent the Company from paying dividends and could limit its flexibility in making business decisions. Because the Company expects to generate losses for the foreseeable future, it does not expect that income from its operations will be sufficient to meet its capital needs. The Company expects to raise funds in the future in order to fund its anticipated growth, more aggressive marketing programs or the acquisition of complementary businesses, technologies and services. Obtaining financing will be subject to a number of factors including: market and economic conditions; the Company's financial condition and operating performance; and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for the Company.

The Company cannot be certain that its technology and products will achieve market acceptance or whether it will be able to achieve significant revenue. The company is therefore very limited in its ability to predict future revenue. The combination of the company's limited operating experience, the uncertain market acceptance for its products, and other factors that are beyond its control make it difficult for the company to accurately forecast its revenue on a quarterly and annual basis.

The Company's business includes research and development, engineering, modification and introduction of the M500 unit and new products and may include entry into new business segments. Such initial entry into any new segment has no historical proven data or prior business records.

Company's Products

The Company may not be able to successfully introduce new or enhanced products and services. The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on the Company's revenues. The Company expects to introduce enhanced products and services in order to generate additional revenues, attract and retain more employers and respond to competition. Any new or enhanced product or service introduced that is not favorably received could damage the Company's reputation and the perception of its service mark and brand.

The Company has a limited product line and is dependent on the successful commercialization of its M500 Biofuel System. It may also be necessary to develop in a timely manner new and enhanced products that achieve market acceptance. The company has only one principle product that has passed significant testing and trials and is ready for installation at customer sites. In order to experience future revenue targets the successful implementation and customer acceptance of its M500 BioFuel System is essential. Even if the Company is able to develop and commercially introduce new technology, products or enhancements, they may not achieve market acceptance.

Improvements may also be made to the existing alternatives to the company's products that could render the company's technology less desirable or obsolete.

Customers may defer orders in anticipation of new products from the Company or other providers of alternate energy systems.

The timing of orders from its customers and the possibility that these customers may change their order requirements with little or no advance notice to the company.

Potential customers of the company's technology may have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, the company's technology is an alternative to existing fossil fuel sources of energy and may never be accepted by the company's customers or may be made obsolete by other advances in energy technology.

Alternative energy as a new, viable source of energy

There is uncertainty regarding the ongoing need for on site power generation as well as the uncertainty regarding the adoption of the Company's current and future products, including its recently introduced M500 BioFuel System which it expects to be commercially introduced by the end of 2001; and the rate of growth of the markets for its products.

The Company's business is dependent on a market for on-site biomass power technology, and if this market does not expand as it anticipates, or if alternatives to its products are successful, its business will suffer. The market for biomass power technology is rapidly evolving and it is difficult to predict its potential size or future growth rate.

Biomass Feedstock Supply

The Company's technology and business model depend on the availability of sufficient biomass feedstock. The Company's research suggests that the availability of feedstock and the logistics of transportation of sufficient feedstock to customers' premises at an acceptable cost can be achieved for the present and foreseeable future. However, any major increase in the costs of supplying feedstock can adversely affect the viability of the Company's business model. As biomass to energy technology becomes more established and the Company's competitors prove to be successful in commercializing their technology there is a risk that biomass feedstock such as wood chips could become commoditized increasing the costs of supply and delivery thereby affecting the profitability of the Company's operations.

Technology and Intellectual Property

The M500 BioFuel System is the Company's proprietary technology, and the Company is dependent on its intellectual property for the success of its business. Without control over its intellectual property the Company may be unable to compete, if its technology and secrets fall into the hands of competitors. The Company has filed for patent protection in both the United States and Canada.

The Company intends to use all efforts to maintain the integrity of its intellectual property, however, unauthorized parties may attempt to copy or otherwise obtain and use its technology. Monitoring unauthorized use of M500 BioFuel System may be difficult, especially as the system is placed on customers' premises, and it cannot be certain that the steps it has taken will prevent unauthorized use of its technology. The Company may also be unable to defend its intellectual property rights in foreign countries where applicable laws may not protect its proprietary rights as fully as in the United States. In addition, the measures the Company undertake may not be sufficient to adequately protect its proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of the company's technology.

Failure to adequately protect the Company's intellectual property rights could permit others to appropriate its proprietary technology. The unauthorized reproduction or other misappropriation of the Company's proprietary technology could enable third parties to benefit from its technology and brand without paying the Company. If this were to occur, the Company's revenues could be materially adversely affected, and the value of the Company's mark and brand could be diminished. The steps the Company has taken to protect its proprietary rights may not be adequate to deter misappropriation of proprietary information. The Company may not be able to detect unauthorized use of its proprietary information or take appropriate steps to enforce its intellectual property rights. The laws of other countries in which the Company may market its services in the future are uncertain and may afford little or no effective protection of the Company's intellectual property. If the Company resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

Defending against intellectual property infringement claims could be time consuming and expensive, and the Company may be liable for infringing on the intellectual property rights of others. If the Company is not successful in defending against these claims, the Company could be subject to significant damages and the disruption of its business. Successful intellectual property infringement claims against the Company could result in monetary liability or a material disruption in the conduct of its business. The Company cannot be certain that its products, services, content and brand do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. The Company expects that infringement claims in its markets will increase in number as more participants enter the markets. The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of its business. The Company may incur substantial expenses in defending against these third party infringement claims, regardless of their merit.

Sales, Marketing and Distribution

The Company is dependent on certain distribution channels for marketing its M500 BioFuel system to the greenhouse industry and therefore management of its distribution relationships is essential to the company's future success in delivery of its technology to this industry. The future growth of the company's business will depend in part on its ability to create new relationships with partners for the commercialization of its technology in other industries, to identify and develop additional channels for the distribution its technology and to manage these relationships. The company will also look to identify and develop relationships with additional partners that could serve as distributors for its technology.

The Company has developed a business model to compete for customers business at a discount to their existing energy pricing arrangements. Competition could lead to a decrease in its prices as well as a reduction in sales, lower margins and decreased market share. These and other competitive pressures could prevent it from competing successfully against current or future competitors and could materially harm its business.

Raw Materials and Suppliers

For the most part, the Company's products are custom designed and manufactured with certain components that can be bought "off the shelf," and are not intended to be produced for inventory. The Company's products are either obtained from local sources or manufactured. Generally, lead-time for delivery of materials or components ordered will be delivered on time, or that the manufacture of the component parts will be completed on time, and if that is not the case, the manufacture of the M500 can be delayed.

Manufacturing

The Company has no experience manufacturing its M500 BioFuel system, and the Company is dependent on outsourcing this function to third party manufacturers. While the Company has effectively managed this process for individual units the company has no experience in replicating its technology in larger quantities. In addition, the Company has yet to sign a manufacturing agreement and may have difficulty in procuring production of its M500 BioFuel System at required terms. To be financially successful, it will have to manufacture its M500 BioFuel System in commercial quantities at acceptable costs while also preserving the quality levels and integrity achieved in manufacturing the M500 BioFuel System in limited number. This may present technological and engineering difficulties for the product manufacturer that could adversely affect the results of the Company's business. There can be no assurance that it will be successful in executing a satisfactory manufacturing agreement.

The Company may not be successful in concluding a manufacturing capability in time to meet its M500 BioFuel System commercialization schedule or to satisfy the requirements of its customers.

The Company has intentionally chosen to use only a limited number of manufacturers to produce components for its technologies. In the opinion of management, the Company can have access to a readily available supply of raw materials and components for all of its anticipated products from various sources and does not anticipate any major difficulties in obtaining such raw materials or components necessary for its business.

Competition

The Company is not aware of any market ready direct competition, however, the Company is aware that there are other companies throughout the world developing or attempting to develop gasification processes, pyrolysis and conversion of energy. Such companies may be developing products and technologies similar in nature to the M500 BioFuel System, and the Company competes indirectly with companies that are developing other types of energy technologies. The Company is aware that many of its current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and stronger financial assets. As a result, these competitors may have greater credibility with its existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than it can to the Company's, which would allow them to respond more quickly than it to new or emerging technologies or changes in customer requirements.

Employees

The Company has also expanded its staff and may continue to expand its staff and facilities thereby increasing its expense levels in anticipation of future gains in revenue. If revenue does not develop as anticipated, the company will incur losses.

The Company has undergone growth in the number of its employees over the past year; however, if the company is to realize full commercialization of its M500 BioFuel System there will be significant expansion the size of its staff as well as its physical facilities and the scope of its operations. The Company may experience difficulty in managing the expansion of its operations to achieve its sales goals. The Company's prospects and financial condition could be harmed if it encounters difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

The Company's business and growth will suffer if it is unable to hire and retain highly skilled personnel. If the Company is unable to hire and retain highly skilled personnel, its growth may be restricted, the quality of its products and services reduced and its revenues may be reduced or grow at a slower rate than expected. The Company's future success depends, in large part, on its ability to attract, train, motivate and retain highly skilled employees. Competition for highly skilled employees is intense. The Company may be unable to retain its skilled employees or attract, assimilate and retain other highly skilled employees in the future. The Company has, from time to time, in the past, experienced, and it may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

The Company may not be able to effectively manage its expanding operations.
To execute its business plan and strategy, the Company must continue to grow significantly. If the Company is not able to expand its operations in an efficient manner, its expenses could grow disproportionately to revenues or its revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on its business, results of operations and financial condition. The Company expects that the number of its employees will double in the next fiscal year and may continue to increase for the foreseeable future. The Company's growth is expected to result in increased responsibility for both existing and new management personnel. Such growth has placed, and anticipated future growth combined with the requirements the Company faces as a public company will continue to place, a significant strain on the Company's management, operations, systems and resources. The Company expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage its workforce. The Company's success depends to a significant extent on the ability of its executive officers and other members of management to operate effectively both independently and as a group. The Company will also need to continue to expand and maintain close coordination among its products, services and technology, finance and administration and sales and marketing organizations. There can be no assurance that if the Company continues to grow, management will be effective in attracting and retaining additional qualified personnel, expanding its physical facilities, integrating acquired businesses, if any, or otherwise managing growth. There can be no assurance the Company's information systems, procedures or controls will be adequate to support its operations or that management will be able to achieve the rapid execution necessary to successfully offer its products and services and implement the business plan and strategy. The Company's future performance may also depend on its effective integration of acquired businesses, if any. Any such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on the Company's resources. If the Company is not able to manage existing or anticipated growth, its business, results of operations and financial condition will be materially adversely affected.

The loss of any of key management and technical personnel or consultants could negatively impact the Company's business. The Company has greatly benefitted from the experience and dedication of its management personnel including Ben Dulley, Jake Neufeld, Bruce Ramsay and with further assistance of engineering and technical expertise and consultancy provided by Dr. David Wiles and Hans Gostmann. The loss or departure of any of the Company's key employees could materially adversely affect its ability to implement its business plan and could lower its revenues or cause revenues to grow at a slower rate than expected. The Company's future success depends to a significant extent on the continued service and coordination of the Company's management team. In addition, certain members of the management team have joined within the last few months. In addition, if one or more key employees join a competitor or form a competing company, though the Company has non-competition arrangements with each of its key employees, the Company may lose existing or potential customers, which could have a material adverse effect on the Company's business, results of operations and financial condition. Though the Company maintains confidentiality agreements with its employees, if the Company were to lose a key employee, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its procedures, practices, new product development or customer lists.

Effect of Governmental and Environmental Protection Regulations and Permits

The Company may be subject to material federal, state, provincial or municipal regulations, laws and permits for the installation and operation of its M500 units. The Company believes that it will be able to comply in all material aspects with all such laws and regulations to the extent that they be deemed applicable to the Company's products with minimal resources expected to be required by the company in so complying.

Other Risks

The Company's stock price may experience extreme price and volume fluctuations. The market price of the Company's Common Stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. The stock market in general and the market prices of shares in energy companies have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of the Company's Common Stock may be subject to wide fluctuations in response to many factors, some of which are largely beyond the Company's control. These factors include:

- quarterly variations in results of operations;
- adverse business developments;
- changes in financial estimates by securities analysts;
- investor perception of the Company and online recruiting and staffing services in general;
- announcements by competitors of new products and services; and
- general economic conditions both in the United States and in foreign countries.

Since the Company's stock price is volatile, the Company may become subject to securities litigation, which is expensive and could result in a diversion of resources. Litigation brought against the Company could result in substantial costs to the Company in defending against the lawsuit and a diversion of management's attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since the Company's stock price is volatile, the Company could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on its business and results of operations.

Future sales of the Company's Common Stock may negatively affect its stock price. The market price of the Company's Common Stock could decline as a result of sales of a large number of shares of Common Stock in the market or as a result of sales by existing shareholders, or the perception that these sales could occur. These sales might make it more difficult for the Company to sell equity securities in the future at a time and at a price that the Company deems appropriate. The certain shares of the Company's Common Stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144.

The Company's officers, directors and existing stockholders, whose interests may differ from other shareholders, will have the ability to exercise significant control over the Company. The Company's executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own a majority of the Company's Common Stock. These shareholders will be able to exercise significant influence over all matters requiring approval by the Company's shareholders, including the election of directors and the approval of significant corporate transactions, including a change of control of the Company. The interests of these shareholders may differ from the interests of the Company's other shareholders.


ITEM 2.    DESCRIPTION OF PROPERTY

The Company's principal operating offices are located in approximately 10,800 square feet of space in Delta, British Columbia. It occupies these premises under a sublease on a month-to-month basis. The monthly rental on this space is $1,400 per month.

The Company considers its facilities to be sufficient for current and anticipated near-term operations. Within the next twelve months, it believes that it may need to lease an additional 1,000 square ft of additional office space to accommodate anticipated long-term expansion plans.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended July 31, 2001, the shareholders unanimously approved the merger of the Company with an entity called Sarenghetti Enterprises, as described in the first paragraph of Item 1 above.


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is quoted on the National Association of Securities Dealers, Inc. OTC Bulletin Board under the symbol "MAHT" and is not listed for trading on any exchange. The OTC Bulletin Board, which is separate and distinct from the Nasdaq Stock Market, is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., or NASD. OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network.

The Company's common stock began trading on the OTC Bulletin Board on May 30, 2001. Prior to this date, the predecessor pre-merge public entity Granada Mineral Products Inc. trades under the symbol "GDMN". Set forth below are the high and low closing bid prices for its common stock, from the inception of its trading on the OTC Bulletin Board through July 31, 2001, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Bulletin Board and acts as one of the market makers for its common stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


        FISCAL 2001                        HIGH            LOW

May 30, 2001 - July 31, 2001               $2.08           $1.36

As of July 31, 2001, the Company had 15,500,000 shares of its common stock outstanding, held of record by approximately 112 shareholders, and the high and low closing bid prices of its common stock on the OTC Bulletin Board were $2.08 and $1.36, respectively. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

The Company has never declared or paid any cash dividends on its common stock and do not expect to declare or pay any cash dividend in the foreseeable future. It currently intends to retain all future earnings, if any, to fund the development and growth of the Company. Any future payment of dividends, if any, will be at the discretion of the board of directors and will depend upon its future earnings, capital requirements, financial condition, general business conditions and other factors deemed relevant by its board of directors.

Penny Stock

Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company's Common Stock is subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."
Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9 (d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

Recent Sales Of Unregistered Securities

The following is a summary of transactions by the Company during the fiscal year ended July 31, 2001, involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

In anticipation of a proposed merger, the Company effected a 10 for 1 forward split on April 10, 2001,with respect to each share of its common stock, par value $0.01 per share, issued and outstanding as of that date.

Subsequently, the Company entered into the Stock Exchange Agreement, dated May 8, 2001 (the "Stock Exchange Agreement"), with Sarenghetti Enterprises ("SARG"), that provided for the merger of SARG into the Company with the Company as the surviving entity. Pursuant to the terms of the Stock Exchange Agreement, at the closing, a total of 6,765,929 common shares of SARG were exchanged for 10,075,000 shares of Common Stock of the Company. The Company relied on an exemption provided for by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the Common Stock in the conversion. The 10,075,000 shares of Common Stock issued in the exchange are "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described below, subject to the volume, manner of sale, and other limitations of Rule 144.

On July 19, 2001, the board of directors approved a private placement of 100,000 of the Company's Common Stock $200,000 or at $2.00 per share to an accredited investor. Again, the shares issued were "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described below, subject to the volume, manner of sale, and other limitations of Rule 144.

In general, under Rule 144, as currently in effect, a person who has beneficially owned shares for at least one year, including an "affiliate" (a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer), is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

- 1% of the then outstanding shares of the Company's Common Stock; or
- the average weekly trading volume during the four calendar weeks preceding filing of notice of the sale of shares of Common Stock.

Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A stockholder who is deemed not to have been an "affiliate" of the Company at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, would be entitled to sell shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions or public information requirements.

Of the 15,500,000 shares of Common Stock outstanding as of July 31, 2001, approximately 3,340,000 of Common Stock are freely tradable without restriction in the public market, unless the shares are held by affiliates. The remaining shares of Common Stock outstanding (including the 10,075,000 issued in connection with the merger with SARG) are "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described above, subject to the volume, manner of sale, and other limitations of Rule 144.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING AUDITED FINANCIAL STATEMENTS AS AT JULY 31, 2001, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE AUDITED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS, APPEARING ELSEWHERE IN THIS REPORT.

IN ADDITION, THE COMPANY INCORPORATES HEREIN BY REFERENCE THAT SECTION OF PART I, ITEM 1, ENTITLED "RISK FACTORS."

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes to financial statements included elsewhere in this Annual Report on Form 10-KSB. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to its future economic performance and its current beliefs regarding revenues it might earn if it were successful in implementing its business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o market acceptance of new product or service introductions by the Company or its competitors;
         o   the financial health of its clients;
         o   the overall state of the energy industry; and
         o   economic conditions generally.

The Company does not undertake to update, revise or correct any forward-looking statements.

The information contained in this report is not a complete description of its business or the risks associated with an investment in its common stock. You should carefully review and consider the various disclosures it made in this report, and in the Company's other materials filed with the Securities and Exchange Commission that discuss its business in greater detail and that disclose various risks, uncertainties and other factors that may affect its business, results of operations or financial condition.

Any of the factors described above or in the "Risk Factors" section above in
Part I, Item I, could cause its financial results, including its net income
(loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of its common stock to fluctuate substantially.

Organization - Reverse Merger Treatment

Malahat Energy Corporation ("Malahat" or the "Company") was incorporated in Nevada on July 13, 1994, as Granada Mineral Products, Inc. ("Granada"). On May 9, 2001, Granada acquired Sarenghetti Enterprises, a private Nevada corporation ("SARG") formed on March 27, 2001, that had previously acquired all the assets, liabilities and properties of Malahat Systems Corporation, a producer of thermal and electrical energy using biomass waste as fuel.
Granada and SARG combined, pursuant to a Stock Exchange Agreement dated May 8, 2001 (the Stock Exchange Agreement), that provided for the merger of SARG with and into Granada as the surviving entity, pursuant to a tax-free reorganization in accordance with Sections 354 and 368 of the Internal Revenue Code, as amended. Upon the effectiveness of the merger, Granada changed its name to Malahat Energy Corporation and also changed its fiscal year end from December 31 to July 31.

In April 2001, in anticipation of the transactions set forth in the Stock Exchange Agreement, Granada effected a 10 for 1 forward split of its Common Stock.

Further, pursuant to the terms of the Stock Exchange Agreement, the sole director and officer of Granada resigned, and the management of SARG filled the vacancies, thereby effecting a change in control.

At the closing of the merger, among other things, SARG exchanged 6,765,929 shares of its common stock, par value $0.001 per share, representing all of its issued and outstanding stock for 10,075,000 shares of common stock, par value $0.001 per share, of the Company. The 10,075,000 shares of Common Stock issued by the Company in the exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act"), are "restricted securities" as defined therein and are subject to the limitations of Rule 144 promulgated thereunder. After the issuance of the 10,075,000 shares of Common Stock, the Company had a total of 15,500,000 shares of Common Stock issued and outstanding. Of the 15,500,000 shares of Common Stock that remained outstanding as of July 31, 20011, approximately 3,340,000 shares of Common Stock were freely tradeable without restriction in the public market unless the shares are held by affiliates.

Prior to the merger with SARG, the Company had no significant operations. Upon the closing of the Stock Exchange Agreement, the Company acquired and assumed the properties, intellectual property rights, operations, assets, liabilities and obligations of SARG. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is the Company, a Nevada corporation, formerly known as Granada.

Overview

The Company develops and manufactures thermal gas reformers capable of economically producing a green renewable fuel gas from biomass wastes.
Through 7 years of prototype testing, engineering and modification, the company has advanced in its research and development phase and has developed a unit for commercialization known as the M500 BioFuel System, with proprietary technology which converts biomass wastes into a synthesized gas, SynGas.

Through a process called pyrolysis, the M500 BioFuel System breaks the complex structures of various biomass feed stocks, such as wood and agricultural waste, by the action of heat. This results in the division of large molecules and their reformation into a green, renewable fuel gas which can produce a high value energy such as electricity, without the need for an expensive steam generator or steam turbine systems, or alternatively, the gas can be utilized as a supplement or replacement for natural gas, in such applications as greenhouse boilers and gas fired dry kilns.

An M500 can have wide ranging applications for any industry with a need for cheap, on-site environmentally friendly, flexible and reliable energy. The initial focus by the company has been in the greenhouse industry wherein the company has received wide interest and has recently concluded its first commercial unit designated for use by a greenhouse grower in the Fraser Valley, British Columbia.

Plan of Operation

As the M500 BioFuel System's research and development phase is completed, and the first commercial unit becomes ready for the company's first customer, a greenhouse grower in Fraser Valley, British Columbia. The company is developing plans for the manufacture of two additional units to fulfil orders from other greenhouse growers.

Can Am Installations Ltd. who supplies control units among other equipment and accessories for the agricultural and horticulture industry throughout North America, has an agreement with the company to distribute the M500 units for North America. To-date, Can Am Installations Ltd. has given a commitment to the company for 69 M500 units to be utilized in various greenhouses throughout USA and Canada.

The Company employs a lease model to its M500 units such that each manufactured M500 unit is owned by the company as a capital asset and the M500 unit is leased to a customer for a fixed term of 2 or 3 years, with an initial installation fee and a monthly lease payment for the use of the M500 unit.
The monthly lease payment levied is based on a predetermined valuation of the capability and capacity of the M500 unit to produce SynGas for energy at a 90% efficiency ratio through the year, which is prorated over 12 months. The M500 produces sufficient fuel to produce up to 240 KWHs of electrical energy per hour and is capable of processing six tons (metric) of waste wood per day. Each M500 is capable of powering 2 acres of greenhouse or an equivalent of 180 homes.

The Company's primary focus is to fulfill the initial M500 unit orders from greenhouse growers in North America and thereafter be in a position to accept more orders for the M500 units from other interested greenhouse growers, to create a consistent, recurring revenue stream.

As application for the M500 unit is wide ranging, beyond the greenhouse industry, the company is pursuing waste management and reduction into energy. A municipality in Eastern Canada has proposed a grant to the company for the company to convert its municipal waste into local energy. The Company is currently evaluating the composition and classification of the municipal waste to provide an estimation of the time, cost, effect and benefits of such a municipal project. An initial proposal jointly with an environmental waste composting company to a significant waste management company to reduce and convert municipal waste into energy has received preliminary in-principal approval.

The company is in discussions with a major engineering company and some of the major tea plantations in Sri Lanka to produce energy for the plantations using the tea plant waste to fuel the M500. In that vein, the Company perceives a global need for onsite low cost green power especially in countries or remote locations where there is no energy grid system. The company intends to pursue its strategy to consider licensing and securing industrial partners to manufacture the M500 units in countries outside of North America, to effectively expand its reach. A company representative will be in Sri Lanka at year end to further the project in discussion.

In addition to commercialization of its operations, the Company's future research and development plans include designing and building larger scale BioFuel Systems which will produce more electricity or heat and the adaptation of the BioFuel System to other biomass feed stocks such as municipal solid waste, waste paper and crude oils.

Liquidity and Capital Resources

In July 31, 2000 Advanced Systems Institute ("ASI") advanced $375,000 to the Company. During the year ended July 31, 2001 the debt was extinguished and converted into 1,034,910 shares of the Company's common restricted stock. In addition, the Company issued ASI 74,454 common restricted shares valued at $25,489 as interest on the loan during 2000.

On July 19, 2001, the Company completed the closing of a private placement to an accredited investor for the placement of 100,000 restricted common shares in the capital of the company for $200,000.

With the current cash on hand and anticipated revenue from the delivery of the M500 units, the Company anticipates that it will require additional funding for its operation to meet the increased demand for the M500 units during the years 2001/2. The Company is considering financing options such as a bank leasing program of the M500 units, manufacturer's financing, equity or bond financing. Given the market condition and other factors, there can be no guarantee that the Company will be successful in securing additional financing. If adequate funds are not available on acceptable terms when required, the company may delay, scale-back or eliminate the manufacturing, research or development and reduce the commitment of the M500 units for lease.

The Company has never declared or paid cash dividends on its common shares. The Company currently intends to retain its earnings, if any, to provide funds for the operation and expansion of its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration of dividends, if any, in the future, would be subject to the discretion of the Board of Directors, which may consider such factors as the company's earnings, financial condition, capital needs and other relevant factors.

Results of Operations

As the company is in the research and development stage, for the years ended July 31, 2000 and 2001, the company had no revenue. For the year ended 2000, the company had expended $49,508 on research and development. For the year ended 2001, the company had expended $67,605 on research and development.

Interest expense increased significantly over 2000 primarily due to the discount on the conversion of debt to common stock.

Overall capital expenditures were $17,621 primarily used for the purchase of equipment relating to research and development.

$246,000 in debt from the British Columbia Advanced Systems Institute was extinguished and was converted into 1,034,910 common restricted shares.

The company's total assets were $310,079, a significant increase over 2000. This increase is primarily attributable to an increase in cash of $183,399, an increase in investment tax credit refundable of $26,765, and an increase in property and equipment of $17,621.

The company's operating loss was $821,004, an increase of $657,726 over 2000. This increase is primarily attributable to increases in advertising and marketing of $41,601, increasing in consulting of $186,384, increases of R & D and material spending of $41,790, increases in professional fee spending of $127,099 and the discount on the conversion of debt to common restricted stock.

The loss per common share increased from $0.02 in 2000 to $0.09 in 2001.



ITEM 7.    FINANCIAL STATEMENTS


                        MALAHAT ENERGY CORPORATION
                      (A Development Stage Company)
                    CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF JULY 31, 2001

                            Table of Contents
                            -----------------
                                                                Page
                                                                ----
Report of Independent Auditors                                  F-1

Balance Sheet                                                   F-2

Statements of Operations                                        F-3

Statement of Stockholders' (Deficit)                            F-4

Statements of Cash Flows                                        F-5

Notes to Financial Statements                                   F-6 - F-12

                      REPORT OF INDEPENDENT AUDITORS

                   Shareholders and Board of Directors

                       Malahat Energy Corporation
                (Formerly Granada Mineral Products, Inc.)
                     (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Malahat Energy Corporation (a development stage company) as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malahat Energy Corporation as of July 31, 2001, and the results of its operations, and its cash flows for the years ended July 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
November 12, 2001

                       Malahat Energy Corporation
                (Formerly Granada Mineral Products, Inc.)
                      (A Development Stage Company)
                       Consolidated Balance Sheet
                            July 31, 2001


ASSETS

Current Assets:
   Cash                                                    $235,229
   Recoverable tax credits                                   57,229
                                                         ----------
      Total Current Assets                                  292,458
                                                         ----------
Property and equipment                                       17,621
                                                         ----------
                                                           $310,079
                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                         $44,971
   Due to related parties                                     7,326
                                                         ----------
      Total Current Liabilities                              52,297
                                                         ----------
Stockholders' equity
   Common stock, $.001 par value,
    100,000,000 shares authorized,
    15,500,000 shares issued and outstanding                 15,500
   Additional paid in capital                             1,895,773
   Deficit accumulated during the development stage      (1,657,105)
                                                         ----------
                                                            254,168
Other comprehensive income:
   Currency translation adjustment                            3,614
                                                         ----------
                                                            257,782
                                                         ----------

                                                           $310,079
                                                         ==========

                       Malahat Energy Corporation
                (Formerly Granada Mineral Products, Inc.)
                      (A Development Stage Company)
                  Consolidated Statements of Operations
              For the Years Ended July 31, 2000 and 2001 and
        the Period From Inception (July 26, 1994) to July 31, 2001


                                                    Year Ended              Year Ended             Inception to
                                                     July 31,                July 31,                July 31,
                                                       2000                    2001                    2001
                                                    ----------              ----------             ------------

Revenue                                                 $2,296               $      -               $    6,259
                                                    ----------              ----------             ------------
Operating expenses:
  Research and development                              49,508                 67,605                  426,465
  Interest                                                   -                235,645                  235,645
  General and administrative expenses                  115,022                523,754                1,001,254
                                                    ----------              ----------             ------------
                                                       164,530                827,004                1,663,364
                                                    ----------              ----------             ------------
Net (loss)                                            (162,234)              (827,004)              (1,657,105)

Other comprehensive income:
  Currency translation adjustment                       (1,715)                 5,329                    3,614
                                                    ----------              ----------             ------------
Comprehensive income (loss)                          $(163,949)             $(821,675)             $(1,653,491)
                                                    ==========              ==========             ============
Per share information:- basic and fully diluted

Weighted average shares outstanding                  6,676,586              9,295,817                5,195,081
                                                    ==========              ==========             ============
Net (loss) per share                                    $(0.02)                $(0.09)                  $(0.32)
                                                    ==========              ==========             ============

                       Malahat Energy Corporation
                (Formerly Granada Mineral Products, Inc.)
                      (A Development Stage Company)
              Consolidated Statement of Stockholders' Equity
       For the Period from Inception (July 26, 1994) to July 31, 2001


                                                       Common Stock              Additional
                                                -------------------------          Paid in
                                                   Shares          Amount          Capital
                                                ----------        -------         ---------
Inception                                                -          $   -             $   -

Shares issued for cash at $.00001 per share      2,919,009            142                 -
Net (loss) for the year                                  -              -                 -
                                                ----------        -------         ---------
Balance July 31, 1995                            2,919,009            142                 -

Capital contribution                                     -              -            12,811
Shares issued for services and conversion
 of loans at $.17 per share                      1,886,838          1,887           227,709
Shares redeemed                                 (1,184,562)        (1,185)          (26,318
Reclass paid in capital                                  -          2,777            (2,777
Net (loss) for the year                                  -              -                 -
                                                ----------        -------         ---------
Balance July 31, 1996                            3,621,286          3,621           211,425

Shares issued for services at $.17 per share     1,588,841          1,589           185,772
Net (loss) for the year                                  -              -                 -
                                                ----------        -------         ---------
Balance July 31, 1997                            5,210,127          5,210           397,197

Shares issued for services at $.17 per share       618,995            619            72,293
Shares issued for cash at $.17 per share           383,110            383            51,760
Net (loss) for the year                                  -              -                 -
                                                ----------        -------         ---------
Balance at July 31, 1998                         6,212,232          6,212           521,250

Shares issued for services at $.17 per share        72,071             72             7,947
Net (loss) for the year                                  -              -                 -
                                                ----------        -------         ---------
Balance at July 31, 1999                         6,284,303          6,284           529,197

Capital contribution                                     -              -             3,399
Shares issued for services at $.17 per share       719,046            719            81,324
Shares issued for interest at $.51 per share        74,454             74            25,415
Currency translation adjustment                          -              -                 -
Net (loss) for the year                                  -              -                 -
                                                ----------        -------         ---------
Balance at July 31, 2000                         7,077,803          7,077           639,335

Shares issued for conversion of debt at $.24
  per share                                      1,034,910          1,035           253,060
Discount on conversion of debt to common stock           -              -           207,000
Shares issued for services and interest at $.44
 per share                                         992,453            993           326,336
Shares issued for cash at $.44 per share           969,834            970           277,167
Shares issued pursuant to recapitalization       5,425,000          5,425            (7,125
Shares issued for cash at $1.00 per share          100,000            100           199,900
Shares retired                                    (100,000)          (100)              100
Currency translation adjustment                          -              -                 -
Net (loss) for the year                                  -              -                 -
                                                ----------        -------         ---------
Balance July 31, 2001                           15,500,000        $15,500        $1,895,773
                                                ==========        =======         =========


                       Malahat Energy Corporation
                (Formerly Granada Mineral Products, Inc.)
                      (A Development Stage Company)
              Consolidated Statement of Stockholders' Equity
       For the Period from Inception (July 26, 1994) to July 31, 2001


                                                     Deficit Accumulated      Currency
                                                          During the         Translation
                                                       Development Stage      Adjustment             Total
                                                        --------------         ---------           ---------
Inception                                                    $      -          $       -           $       -

Shares issued for cash at $.00001 per share                         -                  -                 142
Net (loss) for the year                                       (87,983)                 -             (87,983)
                                                        --------------         ---------           ---------
Balance July 31, 1995                                         (87,983)                 -             (87,841)

Capital contribution                                                -                  -              12,811
Shares issued for services and conversion
 of loans at $.17 per share                                         -                  -             229,596
Shares redeemed                                                     -                  -             (27,503)
Reclass paid in capital                                             -                  -                   -
Net (loss) for the year                                      (122,049)                 -            (122,049)
                                                        --------------         ---------           ---------
Balance July 31, 1996                                        (210,032)                 -               5,014

Shares issued for services at $.17 per share                        -                  -             187,361
Net (loss) for the year                                      (213,522)                 -            (213,522)
                                                        --------------         ---------           ---------
Balance July 31, 1997                                        (423,554)                 -             (21,147)

Shares issued for services at $.17 per share                        -                  -              72,912
Shares issued for cash at $.17 per share                            -                  -              52,143
Net (loss) for the year                                      (121,961)                 -            (121,961)
                                                        --------------         ---------           ---------
Balance at July 31, 1998                                     (545,515)                 -             (18,053)

Shares issued for services at $.17 per share                        -                  -               8,019
Net (loss) for the year                                      (122,352)                 -            (122,352)
                                                        --------------         ---------           ---------
Balance at July 31, 1999                                     (667,867)                 -            (132,386)

Capital contribution                                                -                  -               3,399
Shares issued for services at $.17 per share                        -                  -              82,043
Shares issued for interest at $.51 per share                        -                  -              25,489
Currency translation adjustment                                     -             (1,715              (1,715)
Net (loss) for the year                                      (162,234)                 -            (162,234)
                                                        --------------         ---------           ---------
Balance at July 31, 2000                                     (830,101)            (1,715            (185,404)

Shares issued for conversion of debt at $.24
  per share                                                         -                  -             254,095
Discount on conversion of debt to common stock                      -                  -             207,000
Shares issued for services and interest at $.44
 per share                                                          -                  -             327,329
Shares issued for cash at $.44 per share                            -                  -             278,137
Shares issued pursuant to recapitalization                          -                  -              (1,700)
Shares issued for cash at $1.00 per share                           -                  -             200,000
Shares retired                                                      -                  -                   -
Currency translation adjustment                                     -              5,329               5,329
Net (loss) for the year                                      (827,004)                 -            (827,004)
                                                        --------------         ---------           ---------
Balance July 31, 2001                                     $(1,657,105)            $3,614            $257,782
                                                        ==============         =========           =========

                       Malahat Energy Corporation
                (Formerly Granada Mineral Products, Inc.)
                      (A Development Stage Company)
                Consolidated Statements of Cash Flows
             For the Years Ended July 31, 2000 and 2001 and the Period From Inception (July 24, 1994) to July 31, 2001


                                                                    Year Ended        Year Ended        Inception to
                                                                     July 31,          July 31,           July 31,
                                                                       2000              2001               2001
                                                                    ----------        ----------        ------------

Cash flows from operating activities:
Net (loss)                                                           $(162,234)        $(827,004)        $(1,657,105)
  Adjustments to reconcile net (loss) to net cash used in
  operating activities:
  Non cash capital contribution                                          3,399                 -              16,210
  Issuance of common shares for non cash items                         107,532           532,629           1,139,749
  Depreciation                                                               -             2,125               2,125
  (Increase) decrease in refundable tax credits                         29,373           (25,526)            (57,229)
  Decrease in inventory                                                  2,473                 -                   -
  (Increase) decrease in other assets                                       70               736                   -
  Increase (decrease) in accounts payable and accrued expenses          (8,779)           33,743              44,971
                                                                    ----------        ----------        ------------
Net cash (used in) operating activities                                (28,166)         (283,297)           (511,279)
                                                                    ----------        ----------        ------------
Cash flows from investing  activities:
  Acquisition of property and equipment                                      -           (19,746)            (19,746)
                                                                    ----------        ----------        ------------
Net cash (used in) investing activities                                      -           (19,746)            (19,746)
                                                                    ----------        ----------        ------------

Cash flows from financing activities:
  Issuance of common shares                                                  -           478,137             530,422
  Shares redeemed                                                            -                 -             (27,503)
  Proceeds from shareholder loans                                            -                 -               7,911
  Proceeds from long-term debt                                          46,125                 -             264,788
                                                                    ----------        ----------        ------------
      Net cash provided by financing activities                         46,125           478,137             775,618
                                                                    ----------        ----------        ------------

Net increase in cash                                                    17,959           175,094             244,593
Effect of exchange rate on changes in cash                                 640             5,329              (9,364)
Beginning - cash balance                                                36,207            54,806                   -
                                                                    ----------        ----------        ------------
Ending - cash balance                                                  $54,806          $235,229            $235,229
                                                                    ==========        ==========        ============
Supplemental cash flow information:
  Cash paid for income taxes                                          $      -         $       -           $       -
  Cash paid for interest                                              $      -         $       -           $       -

Non cash investing and financing activities:
   Conversion of notes payable to common stock                        $      -         $ 254,095           $ 254,095


                       NOTES TO FINANCIAL STATEMENTS


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on July 26, 1994 under the Canadian Business Corporations Act of Canada. The Company is engaged in the development of a BioFuel system to convert organic waste material into an economical, synthesized fuel gas for energy consumption. The Company is currently in the development stage and has chosen July 31 as fiscal year end.

On May 8, 2001, the Company acquired all of its issued and outstanding capital stock of Sarenghetti Enterprises ("SARG") in exchange for 10,075,000 shares of common stock representing approximately 65% of the issued and outstanding common stock of Company. This reorganization will be accounted for as though it were a recapitalization of SARG, and sale by SARG, of 5,425,000 shares of common stock in exchange for the net assets of the Company. Concurrently with the reorganization the Company changed its name to Malahat Energy Corporation. The net liabilities of the Company consisted of $1,700 of accounts payable at the reorganization date.

The accompanying financial statements include the accounts of SARG for the year ended July 31, 2000, and the period from August 1, 2000 to May 8, 2001 and the consolidated accounts of Malahat Energy for the period from May 8, 2001 to July 31, 2001. Substantially all of the Company's operations and assets are located in Canada.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales, net of any discounts, when products are shipped and title passes to customers. Revenues from services are recognized at the time the related service is performed.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line and accelerated methods over the estimated useful lives of the assets.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Long Lived Assets

The carrying value of long lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the undiscounted expected future cash flows from the impaired assets.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents, if any, are excluded from the computation if their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Foreign Currency Translation

Local currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Income and expenses are translated at the average exchange rates for the year. Translation adjustments are reported as a separate component of stockholders' equity.

Research and Development

Research and development costs are charged to operations as incurred. The amount of research and development costs is reduced by any applicable refundable tax credits.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Pronouncements

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000. The implementation of SAB 101 did not have an impact on the Company's operating results.

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended July 31, 2000 and 2001 and the period from inception (July 22, 1994) to July 31, 2001, the Company incurred net losses of $162,234, $827,004 and $1,657,105.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations, secure financing, lease more of its products and to continue to receive government funding. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing further contributions and grants from government agencies and is pursuing financing for its operations and expansion, including manufacturers' financing, bank leasing and bond or equity financing. Failure to secure such financing or to raise additional equity capital may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. PROPERY AND EQUIPMENT

Property and equipment consists of the following:

        Furniture and equipment         $     19,746
        Less: accumulated depreciation         2,125
                                            --------
                                        $     17,621
                                            ========

Depreciation expense charged to operations was $2,125 in 2001.


Note 4. LONG TERM DEBT

The British Columbia Advanced Systems Institute ("ASI") had advanced the Company $254,095 during previous years. During the year ended July 31, 2001 this debt was converted into 1,034,910 shares of the Company's common stock. In addition, the Company issued ASI 74,454 common shares valued at $25,489 as interest on the loan during 2000.

Note 5. RELATED PARTIES

The amounts due to related parties are due on demand, are unsecured and have no set interest rate.

Note 6. STOCKHOLDERS' EQUITY

At inception, the Company issued 2,919,009 shares of common stock for cash aggregating $142.

During 1996, the Company issued 1,886,838 shares of common stock for the conversion of loans and services valued at $229,596. The per share value assigned to the shares corresponds to recent per share cash purchases of common shares. In addition, 1,184,562 shares were redeemed for $27,503.

During 1997 the Company issued 1,588,841 shares of common stock for services valued at $187,361. The per share value assigned to the shares corresponds to recent per share cash purchases of common shares.

During 1998, the Company issued 618,995 shares of common stock for services valued at $72,912. The per share value assigned to the shares corresponds to recent per share cash purchases of common shares. In addition, 383,110 common shares were sold for cash aggregating $52,143.

During 1999 the Company issued 72,071 shares of common stock for services valued at $8,019. The per share value assigned to the shares corresponds to recent per share cash purchases of common shares.

During 2000 the Company issued 719,046 shares of common stock for services valued at $82,043. The per share value assigned to the shares corresponds to recent per share cash purchases of common shares.

During 2000 the Company issued 74,454 shares of common stock as interest on a loan (see Note 3) valued at $25,489.

During the year ended July 31, 2001 debt aggregating $254,095 was converted into 1,034,910 shares of the Company's common stock. These shares were issued at a discount of $207,000. This amount has been charged to interest expense and recorded as a capital contribution.

During 2001 the Company issued 992,453 shares of common stock for services and interest valued at $327,329. The per share value assigned to the shares corresponds to recent per share cash purchases of common shares. In addition, the Company issued 969,834 shares of common stock for cash aggregating $278,137 and 100,000 shares of common stock for cash aggregating $200,000.

Note 7. INCOME TAXES

The Company records income taxes based on the statutes enacted in Canada. It accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

No provision for income taxes has been recorded due to the operating losses incurred by the Company.

As of July 31, 2001, the Company has non capital losses aggregating $1,600,000 which expire through 2008, and deferred research and development costs aggregating $460,000 which will be available to offset future taxable income. The deferred tax asset relating to these items has been fully reserved at July 31, 2001.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the end of the Company's fiscal year, as of September 10, 2001, the Company changed accountants from Andersen, Andersen and Strong, L.L.C. to Stark Winter Schenkein & Co., LLP (formerly Stock Tinter & Associates, LLC.)

The Company decided not to reappoint Andersen, Andersen & Strong, L.L.C. as its independent accountant. The financial statements reported on by Andersen, Andersen & Strong, L.L.C. were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim period through September 10, 2001. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through September 10, 2001.

The decision to change accountants was approved by the Company's Board of Directors.

As of September 10, 2001, the Company engaged Stark Winter Schenkein & Co., LLP, as its independent accountants. Except for the audited financial statements for the private company, Malahat Systems Corporation from inception to July 31, 2000 and the unaudited financials ending March 31, 2001, the Company did not consult with Stark Winter Schenkein & Co., LLP, its new independent accountants, regarding any matter prior to its engagement.

On September 18, 2001, the Company filed a current report on Form 8-K announcing, among other things, the change of accountants. In connection therewith, the Company provided to Andersen, Andersen & Strong, L.L.C., its former accountants, a copy of the disclosures contained therein (and which are set forth above in sum and substance) and requested and received a letter from Andersen, Andersen & Strong, L.L.C., addressed to the Commission, confirming the statements made by the Company, a copy of which letter was filed with the Form 8-K referred to above.



PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors And Executive Officers

The following table sets forth certain information concerning its executive officers and directors as of July 31, 2001.

     NAME               AGE       POSITION/OFFICE HELD
-------------------     ---       ----------------------------------
Ben Dulley              57        President and Director

Bruce Ramsay            49        Chief Financial Officer, Secretary
                                   and a Director

Jake Neufeld            51        Chief Operating Officer

Kimberlee S. Bogen      46        Assistant Secretary and a Director


Business Experience

Ben Dulley has served as President of the Company since May 2001. Prior thereto, from December 1999 through May 2001, Mr. Dulley was president of PreferSoft, Inc. (formerly IPS), a private company in the business of developing and marketing web base e-commerce software. From January 1999 through October 1999, Mr. Dulley served as CEO and president of Beta Systems Canada, a subsidiary of Beta Systems Software AG, a German public company (Frankfurt BSS) in the business of providing management software for large data centers. From January 1998 through December 1998, he served as CEO and president of HARBOR Systems Management Ltd., a private software company that provided automated backup and recovery for large computer installations. From 1995 through Decenmber 1997, Mr. Dulley was vice president of Interlink Computer Sciences Inc., a Nasdaq listed company under the trading symbol INLK, in the business of developing and marketing software products for large mainframe based computer networks. Mr. Dulley also serves as a director on the board of directors for Peterborough Capital Corp., a public capital pool corporation (CDNX PEC), Replicon Inc. a private software company providing web based time sheets and Hatsize Learning, a private company providing automated technical training for computer system administrators.

Bruce Ramsay has served as Chief Financial Officer and Secretary of the Company since May 2001. From October 2000 through May 2001, Mr. Ramsay served as Chief Financial Officer of Malahat Systems Corporation, the entity that was acquired by SARG and whose assets were later acquired by the Company. Prior thereto, from 1995 through September 2000, Mr. Ramsay was the president of Triple F Ventures Ltd., a private venture capital fund focused on Canadian companies and for which he still serves as a director. Mr. Ramsay also serves on the board of directors of HTS Hi-Tech Systems Ltd., a computer systems and consulting company, 455812 B.C. Ltd., a holding company, and Hobbs Miller Maat Inc., a bio-remediation company.

Jake Neufeld has served as Chief Operating Officer for the Company since May 2001. Mr. Neufeld is a founding principal of Malahat Energy Corporation and filled the role of President during the research and development stage of the Company. Mr. Neufeld was President of J. Neufeld Developments Ltd., from 1974 and J. Neufeld Construction Inc. from 1979. Drawing on his considerable construction and mechanical engineering background, Mr. Neufeld will focus on commercial implementation of the Company's technology and the production and sales operations of the Company.

Kimberlee S. Bogen has served as Assistant Secretary and a director of the Company since May 2001. Since February 2001, Ms. Bogen has served as General Counsel to BackWeb Technologies Ltd., a public company, in the business of developing and marketing enterprise software solutions. From 1995 to the present, Ms. Bogen has also served as Managing Director of Bogen Associates International, a business development and legal advisory firm for startup and development stage companies with a focus on Internet-related and digital media companies.

Directors are generally elected at the annual meeting of its shareholders. Each director holds office until his successor is elected and qualified and, thus, generally hold one-year terms.

Executive officers are chosen by, and serve at the discretion of, its board of directors, absent any employment agreement, of which none currently exists.

Family Relationships

There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires its executive officers and directors, and persons who beneficially own more than 10% of a registered class of its equity securities, to file with the Securities Exchange Commission, or Commission, initial reports of ownership and reports of changes in ownership of common stock and its other equity securities. Such officers, directors and shareholders are required by Commission regulations to furnish it with copies of all reports so filed.

Based solely upon review of the copies of such reports furnished to the Company during, and with respect to, the fiscal year ended July 31, 2001, or any written representations received by the Company from a director, officer, or beneficial owner of more than 10% of its common stock that no other reports were required, the Company believes that, for the fiscal year ended July 31, 2001, all Section 16(a) filing requirements applicable to its reporting persons were met, with the following exceptions: Messrs Dulley, Neufeld, Ramsay and Ms. Bogen filed Form 3's late.

ITEM 10.   EXECUTIVE COMPENSATION

The Company paid the following compensation to the named executive officers for the fiscal year ended July 31, 2001:

                        SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                       -------------------
NAME AND POSITION                            YEAR       SALARY      BONUS
-----------------                            ----       ------     -------
Ben Dulley                                   2001        None       None
President

Bruce Ramsay                                 2001       $37,500     None
Chief Financial Officer and Secretary

Jake Neufeld                                 2001       $41,000     None
Chief Operating Officer


Each of the above executives officers were appointed to their respective positions in May 2001, as a result of the closing of the Stock Exchange Agreement by which the Company acquired the assets, liabilities and obligations of a private Nevada entity known as Sarenghetti Enterprises. This transaction is described above in more detail in Part I, Item I and in Part II, Item 6.

Neither of the above named executive officers received any compensation in the form of a bonus, stock awards, stock options, stock appreciation rights, stock dividends or award under any long-term incentive plan.

The shares of Common Stock in the Company, set forth below in Item 11, as being held by Messrs. Dulley, Ramsay and Neufeld, were received by them as a result of the closing of the Stock Exchange Agreement and the conversion of shares in SARG held by them into shares of Common Stock of the Company, as described above.

No retirement, pension, profit sharing, stock option or similar programs have been adopted by the Company for the benefit of its employees.

The Company is in the process of developing a stock option plan that will be reviewed and acted upon by its board of directors in the foreseeable future. The Company expects that such plan will be presented at the next annual shareholders meeting for shareholder approval.

There are currently no employment agreements with any of the Company's executive officers.

Directors are not compensated for any services they may provide as directors on the Company's board of directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of its common stock as of July 31, 2001 by:

         o each person known by it to own beneficially more than 5%, in the aggregate, of the outstanding shares of its common stock;
         o    each of its directors;
         o its named executive officers in the Summary Compensation Table above; and
         o    all of its directors and executive officers as a group.

         The following calculations of the percent of outstanding shares are based on 15,500,000 shares of its common stock issued and outstanding as of July 31, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, the Company believes each shareholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that shareholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within sixty days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. Except as described below, beneficial ownership and, accordingly, percent of class ownership, is calculated pursuant to Securities and Exchange Commission Rule 13d-3.



                                      AMOUNT AND NATURE OF
NAME AND ADDRESS                      BENEFICIAL OWNERSHIP         PERCENT
OF BENEFICIAL OWNER                   OF COMMON STOCK          OF COMMON STOCK
-------------------                   --------------------     ---------------
Ben Dulley
C/o Malahat Energy Corporation            521,178 shares             3.3%
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

Bruce Ramsay (1)                          888,335 shares             5.69%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

Jake Neufeld (2)                        3,105,664 shares            20.04%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

Kimberlee S. Bogen                        100,000 shares             0.6%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

George Neufeld (3)                      1,157,629 shares             7.47%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

B.C. Advanced Systems Institute         1,034,910 shares             6.69%
450 - 1122 Mainland Street,
Vancouver, B.C. V6B 5L1

All officers and directors              4,615,177 shares             29.7%
as a group (4 persons)

(1) Includes 297,816 shares of Common Stock held by Triple F Ventures Ltd., a firm of which Mr. Ramsay serves as a director, and 14,891 shares of Common Stock held in the name of Mr. Ramsay's wife, Susan Ramsay.

(2) Includes 340,939 shares of Common Stock held by J. Neufeld Development Ltd., a development firm of which Mr. Neufeld is the CEO, and 148,908 shares of Common Stock held in the name of Mr. Neufeld's wife, Linda Neufeld.

(3) Includes 303,056 shares of Common Stock held by 11335276 Ontario Inc., a development firm of which Mr. George Neufeld is the CEO.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Stock Exchange Agreement. As of September 10, 2001, the Company completed the merger reported earlier under its former name, Granada Mineral Products, Inc., pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement"), dated May 8, 2001, entered into with Sarenghetti Enterprises, a Nevada corporation("SARG"), which provided for the merger of SARG with and into the Company which is the surviving entity, pursuant to a tax-free reorganization in accordance with Section 354 and 368 of the Internal Revenue Code of 1986, as amended.

Upon the closing of the Stock Exchange Agreement, which occurred on or about May 10, 2001, and the completion of the transactions contemplated therein, which occurred on or about September 10, 2001, there was a change in control of the Company.

Pursuant to the Stock Exchange Agreement, at the closing, SARG exchanged 6,765,929 shares of its common stock, par value $0.001 per share, representing all of its issued and outstanding stock for 10,075,000 shares of common stock, par value $0.001 per share, of the Company. As a result, upon the completion of the closing and consummation of the merger as contemplated, the holders of shares of SARG's common stock held 65% of the Registrant's issued and outstanding common stock.

Pursuant to the terms of the Stock Exchange Agreement, the Company changed its name to "Malahat Energy Corporation."

In addition, pursuant to the terms of the Stock Exchange Agreement, upon the Closing, Ben Dulley was appointed as a director and President, and Bruce Ramsay as a director, Chief Financial Officer and Secretary of the Company and Kimberlee Bogen as a director and Assistant Secretary.


ITEM 13.        FINANCIAL STATEMENTS, EXHIBITS AND FORM 8-K FILINGS

(a) The following documents are filed as a part of this Annual Report on Form 10-KSB at item 7 on pages F-1 through F-12:

       Financial Statements
       Auditors Report to the Shareholders
       Consolidated Balance Sheets
       Consolidated Statement of Stockholders' Equity
       Consolidated Statements of Cash Flows
       Consolidated Statements of Operations
       Notes to Consolidated Financial Statements

(b)    Financial Statement Schedule
       Auditors Report from inception to December 31, 1999


(c) Exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT INDEX:

EXHIBITS

3.1 Articles of Incorporation and Certificate of Amendment of Articles of Incorporation of Company

(incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB filed February 11, 2000);

3.2 By-Laws of Company

(incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB filed February 11, 2000);

10.1 Equipment Lease



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2001.

                                                    MALAHAT ENERGY CORPORATION

By: /s/ BEN DULLEY
        Ben Dulley
        President


Power Of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ben Dulley, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.



      Signature                  Title                      Date
 ----------------------      --------------------------     -----------------
 /s/ BEN DULLEY              President and Director         November 13, 2001
     Ben Dulley

 /s/ BRUCE RAMSAY            Chief Financial Officer,
     Bruce Ramsay             Secretary and a Director      November 13, 2001


 /s/ KIMBERLEE S. BOGEN      Assistant Secretary and        November 13, 2001
     Kimberlee S. Bogen       Director