Form 10QSB
period 2001-10-31
MALAHAT ENERGY CORP
filed 2001-12-14
CIK 1105413

===============================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-QSB

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 2001

                Commission File Number: 000-29475

                    MALAHAT ENERGY CORPORATION

        (Exact name of Registrant as specified in charter)

                 NEVADA                        87-0640430
         (State of incorporation)      (I.R.S. Employer ID Number)

 700 - 101 Convention Centre Drive, Las Vegas, NV       89109

   (Address of principal executive offices)          (Zip Code)


                          1-866-404-3311
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of October 31, 2001 of the Registrant's only class of common stock, $0.001 par value per share, was 15,500,000 Common Shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

===============================================================================


                      MALAHAT ENERGY CORPORATION

                     QUARTERLY REPORT ON FORM 10-QSB
                Quarterly Period Ended October 31, 2001

This Report on Form 10-QSB contains express or implied forward-looking statements. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates," and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB in, for example, Item 2, in the section entitled "Risk Factors." Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


PART I

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

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Annual report on Form 10-KSB for the fiscal year ended October 31, 2001.



                                  Malahat Energy Corporation
                          (Formerly Granada Mineral Products, Inc.)
                                 (A Development Stage Company)
                                 Consolidated Balance Sheet
                                      October 31, 2001
                                        (Unaudited)

ASSETS

Current Assets:

   Cash                                               $         46,492
   Accounts receivable - other                                 139,649
   Recoverable tax credits                                      55,487
      Total Current Assets                                     241,628

Property and equipment, net                                     17,249

                                                      $        258,877
                                                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                   $         54,713
   Due to related parties                                        7,103
      Total Current Liabilities                                 61,816

Stockholders' equity
   Common stock, $.001 par value,
    100,000,000 shares authorized,
    15,500,000 shares issued and outstanding                    15,500
   Additional paid in capital                                1,895,773
   Deficit accumulated during the development stage         (1,710,176)
                                                               201,097
Other comprehensive income:
   Currency translation adjustment                              (4,036)
                                                               197,061

                                                      $        258,877
                                                              ========





                                  Malahat Energy Corporation
                          (Formerly Granada Mineral Products, Inc.)
                                 (A Development Stage Company)
                            Consolidated Statements of Operations
                  For the Three Months Ended October 31, 2000 and 2001, and
                the Period From Inception (July 26, 1994) to October 31, 2001
                                         (Unaudited)

                                                                                    Inception to
                                                    October 31,      October 31,     October 31,
                                                       2000            2001            2001

Revenue                                          $         -     $       7,315     $      13,574

Operating expenses:
  Research and development                            30,540          (130,849)          295,617
  Interest                                             9,887                 -           235,645
  General and administrative expenses                 63,083           191,235         1,192,488

                                                     103,510            60,386         1,723,750

Net (loss)                                          (103,510)          (53,071)       (1,710,176)

Other comprehensive income:
  Currency translation adjustment                          -            (7,650)          (4,036)

Comprehensive (loss)                             $  (103,510)    $     (60,721)    $  (1,714,212)
                                                   =========         =========        ==========
Per share information - basic and fully diluted

Weighted average shares outstanding                7,077,803        15,500,000         5,550,423
                                                   =========         =========        ==========
Net (loss) per share                             $     (0.01)    $       (0.00)    $       (0.31)
                                                   =========         =========        ==========


                                Malahat Systems Corporation
                         (Formerly Granada Mineral Products, Inc.)
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows
                 For the Three Months Ended October 31, 2000 and 2001, and
               the Period From Inception (July 24, 1994) to October 31, 2001
                                        (Unaudited)

                                                                                    Inception to
                                                    October 31,      October 31,     October 31,
                                                       2000            2001            2001

Cash flows from operating activities:
Net cash (used in) operating activities          $   (16,354)    $    (182,828)     $   (694,107)

Cash flows from investing  activities:
Acquisition of property and equipment                      -            (1,071)          (20,817)
Net cash (used in) investing activities                    -            (1,071)          (20,817)

Cash flows from financing activities:
  Issuance of common shares                                -                 -           530,422
  Shares redeemed                                          -                 -           (27,503)
  Proceeds from shareholder loans                          -                 -             7,911
  Proceeds from long-term debt                             -                 -           264,788
      Net cash provided by financing activities            -                 -           775,618

Net increase in cash                                 (16,354)         (183,899)           60,694
Effect of exchange rate on changes in cash            (1,490)           (4,838)          (14,202)
Beginning - cash balance                              54,806           235,229                 -

Ending - cash balance                            $    36,962     $      46,492      $     46,492
                                                   =========        ==========         =========

                                Malahat Systems Corporation
                               Notes to Financial Statements
                                      October 31, 2001
                                        (Unaudited)

(1)     Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of July 31, 2001, including notes thereto.

(2)     Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents, if any, were not considered as their effect would be anti dilutive.

(3)     Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of October 31, 2001.

(4)     Research and Development

During the period ended October 31, 2001 the Company negotiated a refund of certain research and development expenses which it had incurred aggregating $130,849. This amount is included in accounts receivable - other in the accompanying balance sheet.

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

DESCRIPTION OF BUSINESS

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

                    700 - 101 Convention
             Centre Drive, Las Vegas, NV 89109

The telephone number of the Company is 1-866-404-3311.

The Company main operations office is located in Delta, British Columbia.

BioFuel System

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

Results of Operations

For the quarter ended October 31, 2000 the Company expended $30,540 on research and development. For the quarter ended 2001, the Company showed a recovery of $130,849 of research and development expenditures, attributable to Federal government contribution it received.

The Company's operating loss was $53,071, a decrease of $50,439 from the quarter ended October 31, 2000. This decrease is attributable to the above noted Federal government contribution offset by increases in the purchase of materials of $64,901, increases to promotion and marketing of $34,391, and increases in wages and benefits of $62,207, and reductions in spending on consulting of $16,107, on interest expense of $9,455, and on professional fees of $34,722.

The loss per common share decreased from $0.01 in 2000 to $0.004 in 2001.

Revenue for the quarter ended October, 2001 was $7,315. This revenue was derived from additional funding received from the Federal government under its Industrial Research Assistance Program.

Cash used in operating activities for the first quarter of 2001 was $182,828.

Cash used for the same quarter in 2000 in operating activities was $16,354.


Liquidity and Capital Resources

As of October 31, 2001, the Company had cash of $46,492, an increase of $10,745 from the $35,747 as at October 31, 2000. Non-cash current assets were $195,136, and increase of $157,300 to the same period last year.

Net working capital was $179,812 for the quarter ended October, 2001, and increase of $207,498 to the same period last year.

Accounts payable were $61,816 for the quarter ended October, 2001 as compared to $114,691 for the quarter ended 2000.

Loans payable were $nil for the quarter ended October, 2001 as compared to $240,384 for the same period last year. This reduction is due to the conversion of debt to equity during the year by the Advanced Systems Institute of British Columbia, a provincial government body. Successful completion of the Company's product from research and development to a commercial unit phase, and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to continue its research and development activities, manufacturing the Company's M500 BioFuel System commercially and achieving a level of revenue adequate to support and enhance the Company's operation. Management intends to obtain this funding through government contributions and grants, incentive environmental credit programs, the offering of securities and other forms of financing. However, there can be no assurance that the Company will be able to obtain such financing, which may impact the Company's ability to continue as a going concern. While the Company believes that it has sufficient operating revenue and cash reserves to fund ongoing operations for the year 2001, it is in the process of seeking additional funding as described above to assist in the Company's operations and launch into commercial production of the Company's products.

Recent Developments and Future Events

In November 14, 2001, the Company announced a CDN $350,000 contribution from Natural Resources Canada (NRCan) to support ongoing research and development of its BioFuel System. NRCan is a federal government department with expertise in science and technology policy and programs. The investment from the Canadian federal government reinforces Canada's commitment to alternative, environmentally friendly fuels.

The Company appointed Can-Am Installations Ltd. to act as distributor of its products in the greenhouse and agricultural industries in North America. Can-Am is a supplier of hot water heating systems and computer controls to the commercial greenhouse industry in North America since 1987. Their distribution of the Company's products through their established greenhouse grower clientele provides the Company with a ready distribution channel in the agricultural industry.

The Company's success of its first commercial M500 BioFuel System operated at Van Den Borsch Greenhouse Growers has led to the Company's plans to have additional M500 BioFuel Systems manufactured to meet the requirements of more greenhouse growers.


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

The Company has incurred losses and expects losses may continue. The Company has incurred operating losses since its inception and expect to continue to incur losses in the foreseeable future. As October 31, 2001, it had an accumulated deficit of $1,710,176. To date, the Company has not produced any revenue; operations have been funded through government grants and private equity. The Company needs to generate significant revenue to achieve profitability and cannot be assured that it will realize sufficient revenue to achieve profitability. The Company also expects to incur significant research and development, product development, sales and marketing and administrative expenses and, as a result, expects to continue to incur losses for the foreseeable future.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We develop products in Canada and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II

OTHER INFORMATION


Item 1.      Legal Proceedings.

             The Registrant is not involved in any material legal proceedings.

Item 2.      Changes in Securities.

             None.


Item 3.      Defaults Upon Senior Securities.

                     None.

Item 4.      Submission of Matters to a Vote of Security Holders

                     None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                          Description


2.0 Stock Exchange Agreement between Granada Mineral Products, Inc. and Sarenghetti Enterprises, dated May 8, 2001, incorporated by reference to Exhibit No. 2 to the Registrant's Form 8-K, filed May 9, 2001.

3.1 Articles of Incorporation Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit No. 3.1 to Registrant's Form 10SB12G, filed February 11, 2000.

3.2 By-Laws, incorporated by reference to Exhibit No. 3.2 to Registrant's Form 10SB12G, filed February 11, 2000.

3.3 Articles of Merger of Granada Mineral Products, Inc. and Sarenghetti Enterprises, dated May 8, 2001, incorporated by reference to Exhibit No. 3 to Registrant's Form 8-K, filed May 9, 2001.

(b) Reports on Form 8-K.

A Report on Form 8-K was filed by the Registrant on September 18, 2001, announcing that, as of September 10, 2001, the Registrant has completed the merger reported earlier under its former name, pursuant to a Stock Exchange Agreement (the Agreement), dated May 8, 2001, entered into with Sarenghetti Enterprises, a Nevada corporation (SARG), which provided for the merger of SARG with and into the Registrant which is the surviving entity, pursuant to a tax-free reorganization in accordance with Section 354 and 368 of the Internal Revenue Code of 1986, as amended.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MALAHAT ENERGY CORPORATION

                                      By: /s/   BEN DULLEY
                                                ---------------------
                                                Ben Dulley, President

Dated:  December 14, 2001