Form 10QSB
period 2002-01-31
MALAHAT ENERGY CORP
filed 2002-03-15
CIK 1105413

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                                 FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2002

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

                               1-800-631-8127
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding as of January 31, 2002 of the Registrant's only class of common stock, $0.001 par value per share, was 15,500,000 Common Shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

MALAHAT ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

Quarterly Period Ended January 31, 2002

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

                                Malahat Energy Corporation
                               (A Development Stage Company)
                                Consolidated Balance Sheet

                                                          January 31, 2002
                                                             (Unaudited)

ASSETS

Current Assets:
   Cash                                                  $            -
   Accounts receivable - other                                  189,624
   Recoverable tax credits                                       55,084
      Total Current Assets                                      244,708

Property and equipment, net                                      16,236

Other Assets - biofuel system                                    63,489
                                                         $      324,433
                                                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                      $      131,311
   Bank Overdraft                                                 2,202
   Current portion of long-term debt                             53,363
   Due to related parties                                         7,052
      Total Current Liabilities                                 193,928

Stockholders' equity
   Common stock, $.001 par value,
    100,000,000 shares authorized,
    15,500,000 shares issued and outstanding                     15,500
   Additional paid in capital                                 1,895,773
   Deficit accumulated during the development stage          (1,775,779)
                                                                135,494
Other comprehensive income:
   Currency translation adjustment                               (4,989)
                                                                130,505
                                                         $      324,433
                                                              =========

The accompanying notes are an integral part of the consolidated financial statements.

                                Malahat Energy Corporation
                               (A Development Stage Company)
                           Consolidated Statements of Operations
        For the Three Months and Six Months Ended January 31, 2001 and 2002, and
               the Period From Inception (July 26, 1994) to January 31, 2002
                                        (Unaudited)

                                        Three Months                         Six Months                Inception to
                               January 31,        January 31,       January 31,      January 31,       January 31,
                               2001               2002              2001             2002              2002


Revenue                       $          -      $           -     $          -     $        7,239     $      13,497

Operating expenses:
  Research and development          52,177            (44,069)          82,717           (174,918)          251,548
   Interest                              -                  -            9,790                  -           235,645
  General and administrative
   expenses                         74,667            109,672          137,847            300,831         1,302,083
                                   126,844             65,603          230,354            125,913         1,789,276

Net (loss)                        (126,844)           (65,603)        (230,354)          (118,674)       (1,775,779)
                                ----------        -----------       ----------       ------------       -----------
Other comprehensive income:
  Currency translation
   adjustment                            -               (953)               -             (8,603)           (4,989)
                                ----------        -----------       ----------       ------------       -----------
Comprehensive (loss)          $   (126,844)     $     (66,556)    $   (230,354)    $     (127,277)    $  (1,780,768)
                                ==========        ===========       ==========       ============       ===========
Per share information -
 basic and fully diluted

Weighted average shares
 outstanding                     8,065,890         15,500,000        7,574,576         15,500,000         5,550,423
                                ==========        ===========       ==========       ============       ===========
Net (loss) per share          $      (0.02)     $       (0.00)    $      (0.03)    $        (0.01)    $       (0.32)
                                ==========        ===========       ==========       ============       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                Malahat Energy Corporation
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows
                  For the Six Months Ended January 31, 2001 and 2002, and
               the Period From Inception (July 26, 1994) to January 31, 2002
                                        (Unaudited)


                                                                                                Inception to
                                                        January 31,          January 31,        January 31,
                                                        2001                 2002               2002

Cash flows from operating activities:
Net cash (used in) operating activities             $   (62,286)        $    (216,500)        $   (739,686)

Cash flows from investing  activities:
Net cash (used in) investing activities                       -               (63,489)             (84,306)

Cash flows from financing activities:
Net cash provided by financing activities               118,277                53,363              828,981

Net increase (decrease) in cash                          55,991              (226,626)               4,989
Effect of exchange rate on changes in cash                    -                (8,603)              (4,989)
Beginning - cash balance                                 54,806               235,229                    -
                                                      ---------           -----------           ----------
Ending - cash balance                               $   110,797         $           -         $          -
                                                      =========           ===========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                Malahat Energy Corporation
                       Notes to Consolidated Financial Statements
                                     January 31, 2002
                                        (Unaudited)

(1)     Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of July 31, 2001, including notes thereto.

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

(3)     Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of January 31, 2002.

(4)     Research and Development

During the period ended January 31, 2002 the Company negotiated a refund of certain research and development expenses which it had incurred aggregating $174,918. This amount is included in accounts receivable - other in the accompanying balance sheet.

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

The telephone number of the Company is 1-800-631-8127.

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

Results of Operations

For the quarter ended January 31, 2001 the Company expended $52,177 on research and development. For the quarter ended 2002, the Company showed a recovery of $44,069 of research and development expenditures, attributable to Federal government contribution it received.

The Company's operating loss was $66,566, a decrease of $60,278 from the quarter ended January 31, 2001. This decrease is attributable to the above noted Federal government contribution.

The loss per common share decreased from $0.02 in 2001 to $0.004 in 2002.

Cash used in operating activities for the second quarter of 2002 was $216,500.

Cash used for the same quarter in 2001 in operating activities was $62,286.

On March 8, 2002, the Company received a cash contribution of CDN $247,759.40 from Natural Resources Canada, a Federal government department with expertise in science and technology policy and programs whose mandate is to support sustainable development and use of natural resources. The Company expects further contributions from Natural Resources Canada.

The company is concluding manufacturing arrangements with two manufacturers for the manufacture and installation of the M500 Bio-fuel Systems in Canada and the US. The program established with Alliance Financing group Inc accelerates the opportunities for the Company to provide more M500 Bio-fuel Systems for its customers, which potentially leads to increased monthly revenue flow.

Liquidity and Capital Resources

As of January 31, 2002 non-cash current assets were $244,708.

Net working capital was $50,780 for the quarter ended January, 2002

Accounts payable were $131,311 for the quarter ended January, 2002

Loans payable were $53,363 for the quarter ended January, 2002.

Successful completion of the Company's product from research and development to a commercial unit phase, and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to continue its research and development activities, manufacturing the Company's M500 BioFuel System commercially and achieving a level of revenue adequate to support and enhance the Company's operation. Management intends to obtain this funding through government contributions and grants, incentive environmental credit programs, the offering of securities and other forms of financing. However, there can be no assurance that the Company will be able to obtain such financing, which may impact the Company's ability to continue as a going concern. While the Company believes that it has sufficient operating revenue and cash reserves to fund ongoing operations for the year 2002, it is in the process of seeking additional funding as described above to assist in the Company's operations and launch into commercial production of the Company's products.

Recent Developments and Future Events

In November 14, 2001, the Company announced a CDN $350,000 contribution from Natural Resources Canada (NRCan) to support ongoing research and development of its BioFuel System. NRCan is a federal government department with expertise in science and technology policy and programs. As of January 31, 2002, the Company had invoiced the Natural Resources Canada CDN $ 271,722.

On January 18, 2002 the Company announced a joint venture agreement with Fentons Limited of Sri Lanka to create FM Energy Corporation Limited, to market, supply, and operate Malahat's propriety BioFuel M500 systems into the Sri Lankian marketplace.

On February 26, 2002, the Company announced that Crusader Technologies Corp, of Boulder Colorado, will become a market representative for the Company to represent the M500 Bio-fuel System in Brazil, Japan and the Caribbean nations.

On March 8, 2002, the Company received its contribution, net of holdback, from Natural Resources Canada for CDN $247,759.40 as part of its ongoing support with development of the M500 Biofuel System for the Company.

On March 14,2002, the Company announced an energy lease program established with Alliance Financing Group Inc. of Toronto, Canada for CDN $6,000,000 with respect to its proprietary M500 Bio-Fuel Ststems, to enable Malahat customers in the greenhouse industry to lease the systems. This energy lease program helps accelerate Malahat's manufacture and use of the M500 systems by its customers.

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

The Company has incurred losses and expects losses may continue. The Company has incurred operating losses since its inception and expect to continue to incur losses in the foreseeable future. As at January 31, 2002, the Company had an accumulated deficit of $1,775,779. To date, the Company has not produced any revenue; operations have been funded through government grants and private equity. The Company needs to generate significant revenue to achieve profitability and cannot be assured that it will realize sufficient revenue to achieve profitability. The Company also expects to incur significant research and development, product development, sales and marketing and administrative expenses and, as a result, expects to continue to incur losses for the foreseeable future.

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

Alternative energy as a new, viable source of energy

There is uncertainty regarding the ongoing need for on site power generation as well as the uncertainty regarding the adoption of the Company's current and future products, including its recently introduced M500 BioFuel System which it expects to be commercially introduced by the end of 2002 and the rate of growth of the markets for its products.

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


Dated:    March 15, 2002