Form 10QSB
period 2002-04-30
MALAHAT ENERGY CORP
filed 2002-06-14
CIK 1105413

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

                 For the quarterly period ended April 30, 2002

                       Commission File Number: 000-29475

===============================================================================

                           MALAHAT ENERGY CORPORATION

               (Exact name of Registrant as specified in charter)


                    NEVADA                        87-0640430
           (State of incorporation)      (I.R.S. Employer ID Number)


            700 - 101 Convention Centre Drive
                      Las Vegas, NV                       89109
         (Address of principal executive offices)       (Zip Code)


                                 1-866-404-3311
                          (Issuer's telephone number)

===============================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of common stock, $0.001 par value per share, was 15,500,000 on April 30, 2002.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

===============================================================================

                           MALAHAT ENERGY CORPROATION

                         QUARTERLY REPORT ON FORM 10-Q
                     Quarterly Period Ended April 30, 2002

                               TABLE OF CONTENTS


                                     PART I

                             FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements (unaudited)
        Consolidated Balance Sheet as of  April 30, 2002.....................F-1

        Consolidated Statements of Operations for the Three Months
        and the Nine Months Ended April 30, 2001 and 2002....................F-2

        Consolidated Statements of Cash Flows for the Nine Months
        Ended April 30, 2001 and 2002........................................F-3

Notes to Consolidated Financial Statements...................................F-4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................2

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........11



                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings....................................................12

Item 2. Changes in Securities and Use of Proceeds............................12

Item 3. Defaults Upon Changes of Senior Securities...........................12

Item 4. Submission of Matters to a Vote of Security Holders..................12

Item 5. Other Information....................................................12

Item 6. Exhibits and Report on Form 8-K......................................12

SIGNATURES...................................................................13

This Report on Form 10-QSB contains express or implied forward-looking statements. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "plans", "estimates", and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB in, for example, Item 2, in the section entitled "Risk Factors." Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                                     PART I

                             FINANCIAL INFORMATION

Item 1.         Financial Statements

                           Malahat Energy Corporation
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                 April 30, 2002
                                  (Unaudited)

ASSETS

Current Assets:
   Cash                                                    $        7,205
   Accounts receivable - other                                     28,632
   Recoverable tax credits                                         55,872
      Total Current Assets                                         91,709

Property and equipment, net                                        15,627

Other Assets - biofuel system                                      56,905

                                                           $      164,241
                                                                =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                        $      109,445
   Due to related parties                                           7,153
      Total Current Liabilities                                   116,598

Stockholders' equity
   Common stock, $.001 par value,
    100,000,000 shares authorized,
    15,500,000 shares issued and outstanding                       15,500
   Additional paid in capital                                   1,895,773
   (Deficit) accumulated during the development stage          (1,859,558)
                                                                   51,715
Other comprehensive income:
   Currency translation adjustment                                 (4,072)
                                                                   47,643

                                                           $      164,241
                                                                =========

                           Malahat Energy Corporation
                         (A Development Stage Company)
                     Consolidated Statements of Operations
    For the Three Months and Nine Months Ended April 30, 2001 and 2002, and
          the Period From Inception (July 26, 1994) to April 30, 2002
                                  (Unaudited)


                                                      Three Months                         Nine Months               Inception to
                                               April 30,          April 30,         April 30,         April 30,         April 30,
                                                 2001               2002              2001               2002             2002
                                              ----------       ----------         ----------        ----------         ----------

Revenue                                      $         -     $          -        $         -     $       7,218       $     13,477

Operating expenses:
  Research and development                        29,867           (1,776)            82,044          (176,694)           249,772
  Interest                                             -                -             38,840                 -            235,645
  General and administrative expenses             63,180           85,555            265,470           386,365          1,387,618
                                                  93,047           83,779            386,354           209,671          1,873,035

Net (loss)                                       (93,047)         (83,779)          (386,354)         (202,453)        (1,859,558)

Other comprehensive income:
  Currency translation adjustment                      -            4,531                  -            (7,686)            (4,072)

Comprehensive (loss)                            ($93,047)        ($79,248)         ($386,354)        ($210,139)       ($1,863,630)
                                              ==========       ==========         ==========        ==========         ==========
Per share information -
basic and fully diluted

Weighted average shares outstanding           10,075,000       15,500,000          8,389,077        15,500,000         10,270,804
                                              ==========       ==========         ==========        ==========         ==========
Net (loss) per share                              ($0.01)          ($0.01)            ($0.05)           ($0.01)            ($0.18)
                                              ==========       ==========         ==========        ==========         ==========

                           Malahat Energy Corporation
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended April 30, 2001 and 2002, and
          the Period From Inception (July 26, 1994) to April 30, 2002
                                  (Unaudited)

                                                                                         Inception to
                                                        April 30,        April 30,          April 30,
                                                          2001             2002               2002
                                                       ---------         ---------          --------
Cash flows from operating activities:
Net cash (used in) operating activities                ($438,381)        ($165,976)        ($738,911)

Cash flows from investing  activities:
Net cash (used in) investing activities                  (18,325)          (57,976)          (78,793)

Cash flows from financing activities:
Net cash provided by financing activities                403,352                 -           828,981

Net increase (decrease) in cash                          (53,354          (223,952)           11,277
Effect of exchange rate on changes in cash                (1,120)           (4,072)           (4,072)
Beginning - cash balance                                  54,474           235,229                 -

Ending - cash balance                              $           -       $     7,205        $    7,205
                                                       =========         =========          ========

                           Malahat Energy Corporation
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                  (Unaudited)

(1)     Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of July 31, 2001 and the two years then ended, and the period from inception to July 31, 2001, including notes thereto.

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

(3)     Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of April 30, 2002.

(4)     Research and Development

During the period ended April 30, 2002 the Company negotiated a refund of certain research and development expenses which it had incurred aggregating $176,694. The portion of the refund not yet received aggregating $28,632 is included in accounts receivable - other in the accompanying consolidated balance sheet.

(5)     Basis of Presentation

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses for the period from inception (July 26, 1994) to April 30, 2002 and the period from August 1, 2001 to April 30, 2002 aggregating $1,859,558 and $202,453, and has a working capital deficit of $24,889 at April 30, 2002.

The Company's ability to continue as a going concern is contingent upon its ability to implement its business plan and to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

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

RESULTS OF OPERATIONS

For the quarter ended April 30, 2001 the Company expended $29,867 on research and development. For the quarter ended April 30, 2002, the Company showed a recovery of $1,776 of research and development expenditures, attributable to Federal government contributions it received.

The Company's operating loss for the quarter ended April 30, 2002 was $83,779 a decrease of $9,268 from the quarter ended April 30, 2001. This decrease is attributable to the above noted Federal government contributions. The Company's operating loss for the nine months ended April 30, 2002 was $202,453, a decrease of $183,901 from the same quarter last year. This decrease is again attributable to the Federal government contribution.

The loss per common share for the quarter was $0.01; the same as the previous quarter a year ago. The loss per common share for the nine months ended April 30, 2002 was $0.01 as compared to $0.05 for the nine months ended April 30, 2001.

On March 8, 2002, the Company received a refund of previously expended research and development costs of approximately $159,000 from Natural Resources Canada, a Federal government department with expertise in science and technology policy and programs whose mandate is to support sustainable development and use of natural resources. The Company expects further such refunds from Natural Resources Canada.

The company is concluding manufacturing arrangements with two manufacturers for the manufacture and installation of the M500 Bio-fuel Systems in Canada and the US. The program established with Alliance Financing group Inc accelerates the opportunities for the Company to provide more M500 Bio-fuel Systems for its customers, which potentially leads to increased monthly revenue flow.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2002 the Company had cash of $7,205 and a working capital deficiency of $24,889 at April 30, 2002.

The primary source of cash for the period was the collection of an account receivable from the government of Canada for approximately $159,000, offset by the payment of certain accounts payable. The primary uses of cash were the operating loss of $202,453 and the acquisition of a bio fuel system for $56,905.

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

On March 8, 2002, the Company received its contribution, net of holdback, from Natural Resources Canada of approximately $159,000 as part of its ongoing support with development of the M500 Biofuel System for the Company.

On March 14,2002, the Company announced an energy lease program established with Alliance Financing Group Inc. of Toronto, Canada for CDN $6,000,000 with respect to its proprietary M500 Bio-Fuel Systems, to enable Malahat customers in the greenhouse industry to lease the systems. This energy lease program helps accelerate Malahat's manufacture and use of the M500 systems by its customers.

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

The Company has incurred losses and expects losses may continue. The Company has incurred operating losses since its inception and expect to continue to incur losses in the foreseeable future. As of April 30, 2002, it had an accumulated deficit of $1,859,558.

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

The Company intends to use all efforts to maintain the integrity of its intellectual property, however, unauthorized parties may attempt to copy or otherwise obtain and use its technology. Monitoring unauthorized use of M500 BioFuel System may be difficult, especially as the system is placed on customers' premises, and it cannot be certain that the steps it has taken will prevent unauthorized use of its technology. The Company may also be unable to defend its intellectual property rights in foreign countries where applicable laws may not protect its proprietary rights as fully as in the United States. In addition, the measures the Company undertakes may not be sufficient to adequately protect its proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of the company's technology.

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

RAW MATERIALS AND SUPPLIERS

For the most part, the Company's products are custom designed and manufactured with certain components that can be bought "off the shelf", and are not intended to be produced for inventory. The Company's products are either obtained from local sources or manufactured. Generally, lead-time for delivery of materials or components ordered will be delivered on time, or that the manufacture of the component parts will be completed on time, and if that is not the case, the manufacture of the M500 can be delayed.

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

The loss of any of key management and technical personnel or consultants could negatively impact the Company's business. The Company has greatly benefited from the experience and dedication of its management personnel including Ben Dulley, Jake Neufeld, Bruce Ramsay and with further assistance of engineering and technical expertise and consultancy provided by Dr. David Wiles and Hans Gostmann. The loss or departure of any of the Company's key employees could materially adversely affect its ability to implement its business plan and could lower its revenues or cause revenues to grow at a slower rate than expected. The Company's future success depends to a significant extent on the continued service and coordination of the Company's management team. In addition, certain members of the management team have joined within the last few months. In addition, if one or more key employees join a competitor or form a competing company, though the Company has non-competition arrangements with each of its key employees, the Company may lose existing or potential customers, which could have a material adverse effect on the Company's business, results of operations and financial condition. Though the Company maintains confidentiality agreements with its employees, if the Company were to lose a key employee, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its procedures, practices, new product development or customer lists.

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


Dated:  June 11, 2002