Form 10KSB
period 2002-07-31
MALAHAT ENERGY CORP
filed 2002-11-14
CIK 1105413

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant did not report any revenues for the fiscal year ended July 31, 2002.

         The aggregate market value of the voting stock held by non-affiliates on July 31, 2002 was $ 2,480,000. The number of shares outstanding of the Registrant's only class of common stock was 15,500,000 on July 31, 2002.

                  DOCUMENTS INCORPORATED BY REFERENCE.  None.



                               TABLE OF CONTENTS

                                                                           PAGE
PART I

Item 1.       Description of Business                                         2
Item 2.       Description of Property                                        19
Item 3.       Legal Proceedings                                              19
Item 4.       Submission of Matters to a Vote of Security Holders            20

PART II

Item 5.       Market for Common Equity and Related Shareholder Matters       20
Item 6.       Management's Discussion and Analysis or Plan of Operation      22
Item 7.       Financial Statements                                           23
Item 8.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure                                     26

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act            27
Item 10.      Executive Compensation                                         30
Item 11.      Security Ownership of Certain Beneficial Owners and Management 31
Item 12.      Certain Relationships and Related Transactions                 33
Item 13.      Exhibits and Reports on Form 8-K                               34

Signatures                                                                   35

Certifications                                                               36
==============================================================================

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

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

Nature of Business

Malahat Energy Corporation ("Malahat" or the "Company") is a Nevada corporation that was formed on July 26, 1994. The Company is currently a development stage enterprise and is engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. The Company completed a reverse merger with a publicly traded "Shell" company (See Below) in May 2001 and trades on the Over the Counter Bulletin Board under the symbol "MAHT".

Reorganization of Sarenghetti Enterprise

Effective May 4, 2001, Sarenghetti Enterprises ("SARG") entered into a reorganization and stock exchange agreement (the "Agreement") with Malahat Systems Corporation ("MSC"). Pursuant to the terms of the Agreement, all of the 6,765,929 outstanding common shares of MSC were exchanged for shares of SARG on a 1 to 1 basis or 6,675,929 shares of common stock of SARG. Immediately after the reorganization SARG had a total of 6,765,929 shares issued and outstanding. As a result, MSC is a wholly owned subsidiary of SARG. Subsequent to May 4, 2002, the Company completed a reverse merger (See Below).

Reverse Merger

On May 4, 2001, Granada Mineral products, Inc. ("GMP") entered into an agreement and plan of reorganization and merger (the "plan" or "merger") with SARG. Immediately prior to the merger, GMP had 100,000,000 shares authorized and 5,425,000 shares issued and outstanding. Effective May 9, 2002 and pursuant to the merger, all of the 6,765,929 outstanding common shares of SARG were exchanged for shares of GMP on a 1 to 1.49 basis or into 10,075,000 shares of common stock of GMP for a total of 15,500,000 shares of common stock issued and outstanding.

Immediately after the merger, the officer and director of GMP resigned and the management of SARG controlled such positions; therefore effecting a change of control. As a result the Company accounted for the transaction as a reverse merger whereby SARG was considered the accounting acquirer as it retained control of GMP after the merger. The company simultaneously changed its name to Malaht Energy Corporation and changed its fiscal year end from December 31, to July 31. The results of GMP previously filed in prior years are not included herein. The related financial statements are the results of operations of SARG.

Since GMP's continuing operations were insignificant, a pro forma consolidated statements of operations are not presented here.

The Company's principal executive offices are located at 700 - 101 Convention Centre Drive, Las Vegas, NV 89109. The telephone number of the Company is 1-866-404-3311.

The Company main operations office is located in Delta, British Columbia, Canada.

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

The BioFuel System can be used to generate thermal or electrical energy. The Company's BioFuel System breaks down the complex structures of various biomass feed stocks by the action of heat. This process, called pyrolysis, results in the division of the large molecules and their reformation into a green, renewable SynGas. The Company's BioFuel System can therefore produce high-value energy such as electricity without the need for expensive steam generation or steam turbine systems. This SynGas can be used as a replacement fuel in reciprocating combustion engines, used for the production of electricity, or as a replacement for natural gas in boiler applications and gas fired dry kilns.

The Company's technology is an environmentally friendly energy solution in the rapidly expanding alternate energy field. Having completed the research and
development phase on the M500 BioFuel System the Company  is planning   the
distribution of its first commercial model in the near future. The Company has identified the greenhouse industry, waste disposal industry and developing countries as the three areas where the Company believes its BioFuel System will receive wide acceptance. The Company also believes that it has developed an efficient business model using an equipment lease agreement targeted directly at the greenhouse industry.

In addition to commercialization of its operations, the Company's future development plans include designing and building larger scale BioFuel Systems which will produce more electricity or heat energy, and the adaptation of the BioFuel System to other biomass feed stocks such as municipal solid waste, waste paper, waste plastics and crude oils. Additionally, the Company is in the development stages of a second generation BioFuel System, the M600, which will produce effectively the same electrical or heat energy as the M500 at substantially reduced capital cost.

The Company believes its BioFuel System will also benefit the agricultural and forestry sectors. Firstly, it will provide the industry with an efficient method of disposing of its wood wastes in compliance with government guidelines. Secondly, it will provide a method of disposal of biomass wastes at a relatively low capital cost when compared to other technologies. Thirdly, it will provide them with low cost energy.

The Technology

The Company developed the M500 BioFuel System through several years of prototype testing. The M500 is capable of processing about six tons (metric) of waste wood per day. It is fed by an automated material handling system capable of sizing the incoming feedstock. It has a computerized control system that can be operated in a manual or fully automatic mode. In the automatic mode, a programmable logic control monitors the temperature throughout the system and continuously adjusts the fuel rate and air mix, and can be monitored from remote locations. The M500 produces sufficient fuel to produce up to 240 Kilo Watt Hours (KWHs) of electrical energy per hour.

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

The Company has research and development plans for an M3000 System as well as a turbine system. The M3000 System will have essentially the same material handling and control system as the M500 but it should be capable of processing up to 36 tons (metric) of wood waste per day and producing up to 1.5 Mega-Watt Hours (MWH) of electricity per hour. Customers who have a requirement to process more wood waste can implement multiple units connected together. All models can be installed in a multiple unit system. In order to develop the technology for a steam turbine system, while not vastly different than supplying fuel to reciprocating engines, it will require changes to the control systems. Such development will be driven by the growing interest in small turbine engines due to their efficiency over reciprocating engines. The Company also planning the development stages for an M600 BioFuel System that is anticipated to produce the equivalent output of the M500 at substantially reduced capital costs.

Environmental Considerations

The BioFuel System produces a clean, permanent BioFuel, which consumes wood chips, and other organic wastes that usually become landfill. Millions of tons of wood waste become landfill each year in North America. Malahat's BioFuel Systems can use these mountains of wood waste and can convert them into a renewable energy resource.

Reducing landfills decreases the amount of methane gas and carbon dioxide (CO2) emitted into the atmosphere.

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

Competition

The Company's BioFuel System provides an attractive option for situations requiring the production of both thermal energy and electric power. The Company's product produces an extremely clean synthetic fuel that requires virtually no filtering (tars and impurities are eliminated). The fuel is suitable for use in either reciprocating engines to generate power or in boilers for the production of thermal energy. Most importantly, the manufacturing and engineering costs associated with deploying the system are comparatively low as to the operating costs of the System.

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

There are many advanced thermal conversion technologies (including gasification) being developed for biomass and biomass wastes. However, at this stage very few are fully commercial or even commercially available. In general, most of these technologies, particularly those for large-scale applications, are at a point of transition from R&D to commercialization. In order for advanced thermal technologies to achieve market acceptance, vendors will need to offer proven, reliable and fully integrated waste disposal or biomass conversion solutions that take full advantage of the technology.

In the Company's analysis the market for gasification systems was segmented according to fuel type and scale of facility. Many of the Company's competitors offer very large solutions. The Company's target market segments for its current technology are located in specific markets for very small and small systems using biomass as the fuel source. The Company has identified several companies worldwide that are developing , to one degree or another, very small,
and small and medium   -scale gasification systems to serve many of the target
market segments of interest to Malahat. In addition, the Company has identified several other emerging technology companies with small-scale gas cleaning and conditioning technologies in the demonstrator and pilot stages. As these companies combine technologies they can potentially be a competitor in the company's niche markets in the future.Known competitors are detailed below, although they are not known to be presently competing for the Company's target customer base.

BG Systems is located in Baltimore MD and classed as fully commercial because the system it is producing and marketing was developed by Ankur Scientific Energy in India. Since 1989, Ankur has completed over 400 installations in India, most producing electricity for water pumping. About 25% of these plants produce heat and power for industrial clients using modules ranging in size from 40KW to 500 kW. The Company believes that the Indian units are quite primitive in terms of fuel, feed, automation, and gas cleaning technology, thus requiring residual clean-up.

Primenergy, a subsidiary of PRM Energy of Hotsprings AK, is the most well-established and successful competitor. Primenergy concentrates on the provision of gasifiers to the food and agricultural industries for use in drying and energy production applications. It has 5 installations in the U.S., 1 in Italy, 1 in Costa Rica, and 8 in Malaysia. It specializes in fuels like rice hulls that can cause slagging problems. Primenergy can supply capacities ranging from 800 Kilo Watt (KWH) to 5MWH. Their largest installation uses three KC-18 units to produce a total of 15MW of power. At this time it is believed to be a thermal application only.

Waterwide, based in New Zealand, put its first units into service in the early 1980's specifically for foodstuff drying. Waterwide claims that its 'close coupled gasifier' is the only heater (including gas, oil and other fueled types) that can 'directly fire' many foodstuffs without causing contamination or off flavoring. Waterwide also supplies gasifiers for use in lumber kiln, sludge drying and Municipal Solid Waste (MSW)-to-energy applications. In recent years, Waterwide has made technological advances that broaden the range and quality of feedstock its units can process, generate higher efficiencies and provide a smokeless operation. It is the Company's understanding that this is a near incinerator application as opposed to being a true gasification system.

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

Brightstar of Houston, TX is now owned by Energy Developments Ltd (EDL) of Australia. EDL is an independent power producer with 282MW of power generation facilities in the U.K., Australia, the U.S. and Taiwan. EDL has developed an integrated materials recovery and energy production system that uses the Brightstar gasifier for the thermal conversion step. The Brightstar unit utilizes a two-stage pyrolysis/steam reforming process to produce a gas with a high proportion of H2 and CO having a calorific value of 11.2 to 14.9 MJ/Nm3. The syngas is virtually free of particulates. Tar and char are collected and removed for disposal as a dry residue. The gasifier design is modular and allows feed rates from 1 to 20 tonnes per hour. Brightstar's original target markets included wood panel plants, and pulp and paper mills. The system is now being integrated into EDL's MSW processing installations in Australia, the U.K. and Europe. The first commercial MSW plant in the U.K., commissioned in 2000, has a capacity of 50,000 tons per annum (tpa) and produces just over 5MW.

Current plans are to expand this plant to three times that size. With the financial backing of EDL and its own excellent technology, Brightstar may be formidable competition, although in very large applications only.

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

Proprietary Rights

The Company's success and ability to compete are dependent, in part, upon its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. The Company has a US and a Canadian patent application pending. The Canadian patent was filed on October 20, 2000; the US patent was filed on October 18, 2001. The Company has continued to file with the patent offices and is still moving forward with the patents. There can be no assurance that the Company will be successful in having a patent issued in the United States or in Canada.

In addition, the Company relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property and proprietary rights. There can be no assurance, however, that the Company will be able to protect such rights.

The Company requires employee and third-party non-disclosure and confidentiality agreements. It seeks to protect its technology, process, software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. It cannot be certain that others will not develop technologies that are similar or superior to its technology or design around the copyrights and trade secrets it owns. Despite these precautions, it may be possible for unauthorized parties to copy portions of the Company's products, reverse engineer, or obtain and use information that is regarded as proprietary. Cost of Compliance with Environmental Regulations

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurance that the Company will not incur such costs in the future. Employees

The Company is in the process of hiring additional staff. As of July 31, 2002, there were five full-time employees and three part-time employees, of whom 2 were employed in sales and marketing, 4 in engineering, development and operations, and 2 in management and finance. None of its employees are represented by a union. The Company has not experienced any work stoppages and consider its relations with its employees to be good. The Company intends to increase the number of employees as required to support its business plan and growth. The Company believes that additional staffing will be necessary to execute the business initiatives scheduled for thecoming year.

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

The Company has incurred losses and expects losses may continue. The company has incurred operating losses since its inception and expect to continue to incur losses in the foreseeable future. As July 31, 2001, it had an accumulated deficit of $2,222,958. To date, the Company has not produced any revenue; operations have been funded through government grants and private equity. The Company needs to generate significant revenue to achieve profitability and cannot be assured that it will realize sufficient revenue to achieve profitability. The Company also expects to incur significant research and development, product development, sales and marketing and administrative expenses and, as a result, expects to continue to incur losses for the foreseeable future.

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

The Company has a limited product line and is dependent on the successful commercialization of its M500 Biofuel System or any successors (for example the M600 BioFuel System under development). It may also be necessary to develop in a timely manner new and enhanced products that achieve market acceptance. The Company has only one principle product that has passed significant testing and trials and is ready for installation at customer sites. In order to experience future revenue targets the successful implementation and customer acceptance of its M500 BioFuel System is essential. Even if the Company is able to develop and commercially introduce new technology, products or enhancements, they may not achieve market acceptance.

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

Alternative energy as a new, viable source of energy

There is uncertainty regarding the ongoing need for on site power generation as well as the uncertainty regarding the adoption of the Company's current and future products, including its recently introduced M500 BioFuel System which it expects to be commercially introduced by the end of 2002; and the rate of growth of the markets for its products.

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

Technology and Intellectual Property

The M500 BioFuel System incorporate    the Company's proprietary technology, and
the Company is dependent on its intellectual property for the success of its business. Without control over its intellectual property the Company may be unable to compete, if its technology and secrets fall into the hands of competitors. The Company has filed for patent protection in both the United States and Canada.

The Company intends to use all efforts to maintain the integrity of its intellectual property, however, unauthorized parties may attempt to copy or otherwise obtain and use its technology. Monitoring unauthorized use of the Company's BioFuel Systems may be difficult, especially as the system is placed on customers' premises, and it cannot be certain that the steps it has taken will prevent unauthorized use of its technology. The Company may also be unable to defend its intellectual property rights in foreign countries where applicable laws may not protect its proprietary rights as fully as in the United States. In addition, the measures the Company undertake may not be sufficient to adequately protect its proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of the company's technology.

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

Sales, Marketing and Distribution

The Company is dependent on certain distribution channels for marketing its BioFuel Systems to the greenhouse industry and therefore management of its distribution relationships is essential to the company's future success in delivery of its technology to this industry. The future growth of the company's business will depend in part on its ability to create new relationships with partners for the commercialization of its technology in other industries, to identify and develop additional channels for the distribution its technology and to manage these relationships. The company will also look to identify and develop relationships with additional partners that could serve as distributors for its technology.

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

Raw Materials and Suppliers

For the most part, the Company's products are custom designed and manufactured with certain components that can be bought "off the shelf," and are not intended to be produced for inventory. The Company's products are either obtained from local sources or manufactured. Generally, lead-time for delivery of materials or components ordered will be delivered on time, or that the manufacture of the component parts will be completed on time, and if that is not the case, the manufacture of the Company's BioFuel Systems can be delayed.

Manufacturing

The Company has little experience manufacturing its BioFuel Systems, having only built pre-commercial prototypes to date, and the Company is dependent on outsourcing this function to third party manufacturers. While the Company has effectively managed this process for individual units the Company has no experience in replicating its technology in larger quantities. In addition, the Company has yet to sign a manufacturing agreement and may have difficulty in procuring production of its BioFuel Systems at resonable costs. To be financially successful, it will have to manufacture its BioFuel Systems in commercial quantities at acceptable costs while also preserving the quality levels and integrity achieved in manufacturing the BioFuel Systems in limited number. This may present technological and engineering difficulties for the product manufacturer that could adversely affect the results of the Company's business. There can be no assurance that it will be successful in executing a satisfactory manufacturing agreement.

The Company may not be successful in concluding a manufacturing capability in time to meet its BioFuel Systems commercialization schedule or to satisfy the requirements of its customers.

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

Competition

The Company is not aware of any market ready direct competition, however, the Company is aware that there are other companies throughout the world developing or attempting to develop gasification processes, pyrolysis and conversion of energy. Such companies may be developing products and technologies similar in nature to the the Company's BioFuel Systems, and the Company competes indirectly with companies that are developing other types of energy technologies. The Company is aware that many of its current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and stronger financial assets. As a result, these competitors may have greater credibility with its existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than it can to the Company's, which would allow them to respond more quickly than it to new or emerging technologies or changes in customer requirements.

Employees

The Company has also expanded its staff and may continue to expand its staff and facilities thereby increasing its expense levels in anticipation of future gains in revenue. If revenue does not develop as anticipated, the company will incur losses.

If the company is to realize full commercialization of its BioFuel Systems there will be significant expansion the size of its staff as well as its physical facilities and the scope of its operations. The Company may experience difficulty in managing the expansion of its operations to achieve its sales goals. The Company's prospects and financial condition could be harmed if it encounters difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

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

Other Risks

The Company's stock price may experience extreme price and volume fluctuations. The market price of the Company's Common Stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. The stock market in general and the market prices of shares in energy companies have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of the Company's Common Stock may be subject to wide fluctuations in response to many factors, some of which are largely beyond the Company's control. These factors include:

        o quarterly variations in results of operations;
        o adverse business developments;
        o changes in financial estimates by securities analysts;
        o investor perception of the Company and online recruiting and staffing services in general;
        o announcements by competitors of new products and services; and
        o general economic conditions both in the United States and in foreign countries.

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

Going Concern

The Company's Independent Certified Public Accountants have stated in their report included in this Form 10-KSB, that the Company is in the development stage, has incurred operating losses since inception, has a working capital deficit and a significant stockholder deficit. These conditions, amoung others, provide substantial doubt about the Company's ability to continue as a going concern.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company's principal operating offices are located in approximately 10,800 square feet of space in Delta, British Columbia, Canada. It occupies these premises under a sublease on a month-to-month basis. The monthly rental on this space is $1,400 per month.

The Company considers its facilities to be sufficient for current and anticipated near-term operations. Within the next twelve months, it believes that it may need to lease an additional 1,000 square ft of additional office space to accommodate anticipated long-term expansion plans.

ITEM 3.    LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operations of its business.

As of July 31, 2002, the Company is not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ending July 31, 2002.

With the completion of the fiscal year ended July 31,2002, the Company plans to hold an Annual Meeting of shareholders prior to the end of January, 2003.



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

The Company's common stock began trading on the OTC Bulletin Board on May 30, 2001. Prior to this date, the predecessor pre-merge public entity Granada Mineral Products Inc. trades under the symbol "GDMN". Set forth below are the high and low closing bid prices for its common stock by quarter, from August 1, 2001 through July 31, 2002, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Bulletin Board and acts as one of the market makers for its common stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          ----------------------------------------------------------
            Fiscal               Period                 Bid Prices
             Year                                     High     Low
          ----------------------------------------------------------
          2001         May 9, 2001 - July 31, 2001    $2.08    $1.36
          2002
          ----------------------------------------------------------
                 August 1, 2001 - October 31, 2001    $2.10    $1.25

               November 1, 2001 - January 31, 2002    $1.15    $0.42

               February 1, 2002 - April 30, 2002      $0.73    $0.30

                    May 1, 2002 - July 31, 2002       $0.30    $0.06
          ----------------------------------------------------------

Number of Shareholders

As of July 31, 2002, the Company had 15,500,000 shares of its common stock outstanding, held of record by approximately 95 shareholders, and the high and low closing bid prices of its common stock on the OTC Bulletin Board were $2.10 and $0.06, respectively. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

Dividend Policy

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

Penny Stock

Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company's Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9
(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker- dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

Recent Sales Of Unregistered Securities During the fiscal year ended July 31, 2002, there were no issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act")

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATIONS

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

Organization - Reverse Merger Treatment

Nature of Business

Malahat Energy Corporation ("Malahat" or the "Company") is a Nevada corporation that was formed on July 26, 1994. The Company is currently a development stage enterprise and is engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. The Company completed a reverse merger with a publicly traded "Shell" company (See Below) in May 2001 and trades on the Over the Counter Bulletin Board under the symbol "MAHT".

Reorganization of Sarenghetti Enterprise

Effective May 4, 2001, Sarenghetti Enterprises ("SARG") entered into a reorganization and stock exchange agreement (the "Agreement") with Malahat Systems Corporation ("MSC"). Pursuant to the terms of the Agreement, all of the 6,765,929 outstanding common shares of MSC were exchanged for shares of SARG on a 1 to 1 basis or 6,675,929 shares of common stock of SARG. Immediately after the reorganization SARG had a total of 6,765,929 shares issued and outstanding. As a result, MSC is a wholly owned subsidiary of SARG. Subsequent to May 4, 2002, the Company completed a reverse merger (See Below).

Reverse Merger

On May 4, 2001, Granada Mineral products, Inc. ("GMP") entered into an agreement and plan of reorganization and merger (the "plan" or "merger") with SARG. Immediately prior to the merger, GMP had 100,000,000 shares authorized and 5,425,000 shares issued and outstanding. Effective May 9, 2002 and pursuant to the merger, all of the 6,765,929 outstanding common shares of SARG were exchanged for shares of GMP on a 1 to 1.49 basis or into 10,075,000 shares of common stock of GMP for a total of 15,500,000 shares of common stock issued and outstanding.

Immediately after the merger, the officer and director of GMP resigned and the management of SARG controlled such positions; therefore effecting a change of control. As a result the Company accounted for the transaction as a reverse merger whereby SARG was considered the accounting acquirer as it retained control of GMP after the merger. The company simultaneously changed its name to Malaht Energy Corporation and changed its fiscal year end from December 31, to July 31. The results of GMP previously filed in prior years are not included herein. The related financial statements are the results of operations of SARG.

Since GMP's continuing operations were insignificant, a pro forma consolidated statements of operations are not presented here.

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

Through a process called pyrolysis, the Company's BioFuel Systems break the complex structures of various biomass feed stocks, such as wood and agricultural waste, by the action of heat. This results in the division of large molecules and their reformation into a green, renewable fuel gas which can produce a high value energy such as electricity, without the need for an expensive steam generator or steam turbine systems, or alternatively, the gas can be utilized as a supplement or replacement for natural gas, in such applications as greenhouse boilers and gas fired dry kilns.

A BioFuel System can have wide ranging applications for any industry with a need for cheap, on-site environmentally friendly, flexible and reliable energy. The initial focus by the company has been in the greenhouse industry wherein the company has received wide interest and has recently concluded its first commercial unit designated for use by a greenhouse grower in the Fraser Valley, British Columbia.

Plan of Operation

The Company's first BioFuel System was beta tested at a greenhouse growing operation in the Fraser Valley, British Columbia, Canada. When operating the unit functioned as designed, but there was maintenance issues typical of a first commercial installation. The unit has since been removed to address these issues.The Company has developed a lease model to ease the purchase of its BioFuel Systems such that each manufactured M500 unit is owned by the company as a capital asset and the M500 unit is leased to a customer for a fixed term of 2 or 3 years, with an initial installation fee and a monthly lease payment for the use of the M500 unit. The monthly lease payment levied is based on a predetermined valuation of the capability and capacity of the M500 unit to produce SynGas for energy at a 90% efficiency ratio through the year, which is prorated over 12 months. The M500 produces sufficient fuel to produce up to 240 KWHs of electrical energy per hour and is capable of processing six tons (metric) of waste wood per day. Each M500 is capable of powering 2 acres of greenhouse or an equivalent of 180 homes.

The Company's primary focus is to perfect the BioFuel System and thereby be in a position to accept more orders.

The Company has been negotiating with a major engineering company and some of the major tea plantations in Sri Lanka to produce energy for the plantations using the tea plant waste to fuel the M500. In that vein, the Company perceives a global need for onsite low cost green power especially in countries or remote locations where there is no energy grid system. The Company intends to pursue its strategy to consider licensing and securing industrial partners to manufacture the M500 units in countries outside of North America, to effectively expand its reach. In addition to commercialization of its operations, the Company's future research and development plans include designing and building larger scale BioFuel Systems which will produce more electricity or heat and the adaptation of the BioFuel System to other biomass feed stocks such as municipal solid waste, waste paper and crude oils. As well, the Company is in the development stages of the M600, a BioFuel Systems that will produce the equivielnt outputof the M500, but at substantially reduced capital costs.

Liquidity and Capital Resources

Included in Accounts Payable and Accrued Expenses is approximately $350,000 in accrued salary expense. It is the Company's intention to convert this debt to equity With the current cash on hand and anticipated revenue from the future delivery of BioFuel Systems, the Company anticipates that it will require additional funding for its operations during the 2003 fiscal year. The Company is considering financing options such as a bank leasing program of theBioFuel Systems, manufacturer's financing, equity or bond financing. Given the market condition and other factors, there can be no assuarance that the Company will be successful in securing additional financing. If adequate funds are not available on acceptable terms when required, the company may delay, scale-back or eliminate the manufacturing, research or development and reduce the commitment of the BioFuel Systems units for lease.

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

Results of Operations

As the Company is in the research and development stage, for the years ended July 31, 2001 and 2002, the Company had no revenue. For the year ended 2001, the Company had expended $67,605 on research and development. For the year ended 2002, the Company had expended $54,497 on research and development including grant income of approximately $185,000.

Interest expense decreased significantly over 2001 primarily due to the discount on the conversion of debt to common stock.

Overall capital expenditures were approximatel $10,000 primarily used for the purchase of equipment relating to research and development.

The Company's total assets were $146,813, a significant decrease over 2001. This decrease is primarily attributable to an decrease in cash of $234,563, an increase in investment tax credit refundable of $11,694, an increase in the Biofuel system of $53,958 and an increase in property and equipment of $5,645.

The Company's operating loss was $565,853, a decrease of $261,151 over 2001. This decrease is primarily attributable to decreases in interest of $235,645, decreases in research and development of $13,108, and decreases in professional fees of $11,049, decrease in general office expenses of $12,596 and increases in travel of $11,247.

The loss per common share decreased from $0.09 in 2001 to $0.04 in 2002.

Going Concern

The Company's Independent Certified Public Accountants have stated in their report included in this Form 10-KSB, that the Company is in the development stage, has incurred operating losses since inception, has a working capital deficit and a significant stockholder deficit. These conditions, amoung others, provide substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

No capital expenditures are planned for the next 12 months

Inflation

The Company has not been affected by inflation due to minimal inflation rates in Canada and the USA.

ITEM 7.    FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Page

Reports of Independent Auditors               F-1 - F-2

Balance Sheet                                 F-3

Statements of Operations                      F-4

Statements of Stockholders' (Deficit)         F-5

Statements of Cash Flows                      F-6

Notes to Financial Statements                 F-7 - F-21



                          INDEPENDENT AUDITORS' REPORT


                   To the Board of Directors and Stockholders
                   Malahat Energy Corporation and Subsidiary
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Malahat Energy Corporation and Subsidiary (the "Company"), a Development Stage Company, as of July 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malahat Energy Corporation and Subsidiary as of July 31, 2002, and the consolidated results of their operations and their cash flows for the year ended July 31,
2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company is a development stage company, which has experienced significant losses since inception with no significant revenues. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

November 1, 2002 Newport Beach, California

                          INDEPENDENT AUDITORS' REPORT

Malahat  Energy  Corporation  (Formerly  Granada  Mineral  Products,  Inc.)   (A
Development Stage Company)

We have audited the accompanying consolidated balance sheet of Malahat Energy Corporation (a development stage company) as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malahat Energy Corporation as of July 31, 2001, and the results of its operations, and its cash flows for the years ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP Denver, Colorado November 12, 2001

                           MALAHAT ENERGY CORPORATION
                                 AND SUBSIDIARY
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2002 and 2001



                           MALAHAT ENERGY CORPORATION
                                 AND SUBSIDIARY
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 July 31, 2002



                                     ASSETS

          Current Assets
          Cash                                                $       666
            Recoverable tax credits                                68,923
                                                                ---------
                 Total Current Assets                              69,589

          BioFuel System                                           53,958
          Property and Equipment, net                              23,266
                                                                ---------
                                                              $   146,813

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

          Current Liabilities
          Accounts payable and accrued                        $   447,805
          liabilities
            Due to related party                                    7,246
                                                                ---------
                 Total Current Liabilities                        455,051
                                                                ---------

          Commitments and Contingencies

          Stockholders' Deficit
          Common stock, $0.001 par value;
           100,000,000 shares authorized;
           15,500,000 shares issued and
           outstanding                                             15,500
          Additional paid-in capital                            1,895,773
          Common stock subscribed                                  10,000
          Accumulated other comprehensive income (loss)            (6,553)

          Deficit accumulated during development stage         (2,222,958)
                                                                ---------
                                                                 (308,238)
                                                                ---------

                                                               $  146,813
                                                                =========

          See Independent Auditors' reports and accompanying notes to the consolidated financial statements.

                           MALAHAT ENERGY CORPORATION
                                 AND SUBSIDIARY
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
           For the Years Ended July 31, 2002 and 2001 And The Period
                                      From
                July 26, 1994 (Inception) Through July 31, 2002


                                                                    July 26,
                                                                      1994
                                                                   (Inception)
                                                                     Through
                                                                     July 31,
                                            2002        2001           2002
                                       ----------    ---------      ---------
REVENUE                              $          -   $        -   $      6,259

OPERATING EXPENSES
Research and development                   54,497       67,605        480,962
  Interest                                             235,645        235,645
  General and administrative              511,356      523,754      1,512,610
                                       ----------    ---------      ---------
                                          565,853      827,004      2,229,217
                                       ----------    ---------      ---------

NET LOSS                                 (565,853)    (827,004)    (2,222,958)
                                       ----------    ---------      ---------

FOREIGN   CURRENCY  TRANSLATION
ADJUSTMENTS                               (10,167)       5,329         (6,553)
                                          -------    ---------      ---------
COMPREHENSIVE LOSS                   $   (576,020)  $ (821,675)  $ (2,229,511)
                                       ==========    =========      =========
BASIC AND DILUTED NET LOSS
AVAILABLE TO SHAREHOLDERS PER
COMMON SHARE                         $      (0.04)  $    (0.09)
                                       ==========    =========      =========
BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     15,500,000    9,295,817
                                       ==========    =========      =========

See Independent Auditors' Reports and accompanying notes to the consolidated financial statements.


                           MALAHAT ENERGY CORPORATION
                                 AND SUBSIDIARY
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      For the Period From July 26, 1994 (Inception) Through July 31, 2002



                                                                                                    Deficit
                                                                                   Accumulated     Accumulated
                                                                    Stock             Other         During
                         Common Stock          Additional          Subscribed     Comprehensive    Development
                     Shares          Amount    Paid-in Capital                     Income (Loss)     Stage                Total


Inception           $         -   $        -     $            -    $          -    $           -    $          -    $         -

Shares issued to
founders for
cash at
$0.00001 per
share                  2,919,009         142                  -               -                -               -            142

Net loss                       -           -                  -               -                -         (87,983)       (87,983)
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------
BALANCE - July 31,     2,919,009         142                  -               -                -         (87,983)       (87,983)
1995
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------

Capital                        -           -             12,811               -                -               -         12,811
contribution

Shares issued for      1,886,838       1,887            227,709               -                -               -        229,596
services and
conversion of
loans at $0.17
per share

Shares redeemed       (1,184,562)     (1,185)           (26,318)              -                -               -        (27,503)

Reclass paid in                -       2,777             (2,777)              -                -               -              -
capital

Net loss                       -           -                  -               -                -        (122,049)      (122,049)
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------
BALANCE - July 31,     3,621,286       3,621            211,425               -                -        (210,032)         5,014
1996
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------

Shares issued for      1,588,841       1,589            185,772               -                -               -        187,361
services at
$0.17 per share

Net loss                       -           -                  -               -                -        (213,522)      (213,522)
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------
BALANCE - July 31,     5,210,127       5,210            397,197               -                -        (423,554)       (21,147)
1997
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------

Shares issued for        618,995         619             72,293               -                -               -         72,912
services at
$0.17 per share

Shares issued for        383,110         383             51,760               -                -               -         52,143
cash at $0.17
per share

Net loss                       -           -                  -               -                -        (121,961)      (121,961)
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------
BALANCE - July 31,     6,212,232       6,212            521,250               -                -        (545,515)       (18,053)
1998
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------

Shares issued for         72,071          72              7,947               -                -               -          8,019
services at
$0.17 per share

Net loss                       -           -                  -               -                -        (122,352)      (122,352)
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------
BALANCE - July 31,     6,284,303       6,284            529,197               -                -        (667,867)      (132,386)
1999

Capital
contribution                   -           -              3,399               -                -               -          3,399

Shares issued for        719,046         719             81,324               -                -               -         82,043
services at
$0.17 per share

Shares issued for         74,454          74             25,415               -                -               -         25,489
interest at
$0.51 per share

Currency                       -           -                  -               -           (1,715)              -         (1,715)
translation
adjustment
                               -           -                  -               -                -        (162,234)      (162,234)
Net loss
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------
BALANCE - July 31,     7,077,803       7,077            639,335               -           (1,715)       (830,101)      (185,404)
2000
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------

Shares issued for      1,034,910       1,035            253,060               -                -               -        254,095
conversion of
debt at $0.24
per share

Discount on
conversion of                  -           -            207,000               -                -               -        207,000
debt to common
stock

Shares issued for        992,453         993            326,336               -                -               -        327,329
services and
interest at
$0.44 per share

Shares issued for        969,834         970            277,167               -                -               -        278,137
cash at $0.44
per share

Shares issued          5,425,000       5,425             (7,125)              -                -               -         (1,700)
pursuant to
recapitalization

Shares issued for        100,000         100            199,900               -                -               -        200,000
cash at $2.00
per share

Shares retired          (100,000)       (100)               100               -                -               -              -

Currency                       -           -                  -               -            5,329               -          5,329
translation
adjustment

Net loss                       -           -                  -               -                -        (827,004)      (827,004)
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------
BALANCE - July 31,    15,500,000      15,500          1,895,773               -            3,614      (1,657,105)       257,782
2001
                    ------------  ----------     --------------    ------------    -------------    ------------    -----------

Common stock                   -           -                  -          10,000                -               -         10,000
subscribed

Currency                       -           -                  -               -          (10,167)              -        (10,167)
translation
  adjustment

Net loss                       -           -                  -               -                -        (565,853)      (565,853)
                    ------------  ----------     --------------    ------------    -------------    ------------     -----------
BALANCE - July 31,  $ 15,500,000  $   15,500     $    1,895,773    $     10,000    $      (6,553)   $ (2,222,958)   $  (308,238)
                    ============  ==========     ==============    ============    =============    ============     ===========

See Independent Auditors' Reports and accompanying notes to the consolidated financial statements.


                 MALAHAT ENERGY CORPORATION
                       AND SUBSIDIARY
     (Formerly Known As Granada Mineral Products, Inc.)
                (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended July 31, 2002 and 2001 And The Period
                            From
       July 26, 1994 (Inception) Through July 31, 2002


                                    2002            2001        July 26, 1994
                                                                 (Inception)
                                                                  Through
                                                                  July 31,
                                                                    2002
                                  ----------     ----------     ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $ (565,853)    $ (827,004)    $ (2,222,958)

Adjustments to reconcile net
loss to net cash used in
operating activities:
      Non-cash capital                     -              -           16,210
        contribution
      Issuance of common shares            -        532,629        1,139,749
        for non-cash items
      Depreciation                     4,513          2,125            6,638
Changes in operating assets and
liabilities:
Refundable tax credits               (11,694)       (25,526)         (68,923)
Other assets                               -            736                -
Accounts payable and accrued         402,834         33,743          447,805
liabilities
Due to related party                     (80)             -              (80)
Net cash used in operating          (170,280)      (283,297)        (676,415)
activities                        ----------     ----------     ------------

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchases of property and            (10,158)       (19,746)         (29,904)
equipment
Biofuel system manufacturing         (53,958)             -          (53,958)
costs
Net cash used in investing           (64,116)       (19,746)         (83,862)
activities                        ----------     ----------     ------------

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common shares for
cash                                        -       478,137          530,422
Shares redeemed                             -             -          (27,503)
Proceeds for subscribed stock          10,000             -           10,000
Proceeds from shareholder loans             -             -            7,911
Proceeds from long-term debt                -             -          264,788
Net cash provided by financing         10,000       478,137          785,618
activities                        ----------     ----------     ------------

FOREIGN CURRENCY TRANSLATION          (10,167)        5,329          (19,531)
ADJUSTMENT

NET (DECREASE) INCREASE IN CASH      (234,563)      180,423              666
                                  ----------     ----------     ------------
CASH - beginning of year              235,229        54,806                -
                                  ----------     ----------     ------------
CASH - end of year                $       666    $  235,229     $        666
                                  ===========    ==========     ============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Cash paid for income taxes        $         -    $        -     $          -
                                  ===========    ==========     ============
Cash paid for interest            $         -    $        -     $          -
                                  ===========    ==========     ============

NON CASH FINANCING AND
  INVESTING ACTIVITIES

Conversion of long term debt     $         -     $  254,095     $    264,788
 to common stock                  ===========    ==========     ============


See Independent Auditor' Reports and accompanying notes to the consolidated financial statements.

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the year ended July 31, 2002 and for the period from Inception through July 31, 2002.


1.  ORGANIZATION

Nature of Business

Malahat Energy Corporation ("Malahat" or the "Company") is a Nevada corporation that was formed on July 26, 1994. The Company is currently a development stage enterprise and is engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. The Company completed a reverse merger with a publicly traded "Shell" company (See Below) in May 2001 and trades on the Over the Counter Bulletin Board under the symbol "MAHT".

Reorganization of Sarenghetti Enterprise

Effective May 4, 2001, Sarenghetti Enterprises ("SARG") entered into a reorganization and stock exchange agreement (the "Agreement") with Malahat Systems Corporation ("MSC"). Pursuant to the terms of the Agreement, all of the 6,765,929 outstanding common shares of MSC were exchanged for shares of SARG on a 1 to 1 basis or 6,675,929 shares of common stock of SARG. Immediately after the reorganization SARG had a total of 6,765,929 shares issued and outstanding. As a result, MSC is a wholly owned subsidiary of SARG. Subsequent to May 4, 2001, the Company completed a reverse merger (See Below).

Reverse Merger

On May 4, 2001, Granada Mineral products, Inc. ("GMP") entered into an agreement and plan of reorganization and merger (the "plan" or "merger") with SARG. Immediately prior to the merger, GMP had 100,000,000 shares authorized and 5,425,000 shares issued and outstanding. Effective May 9, 2001 and pursuant to the merger, all of the 6,765,929 outstanding common shares of SARG were exchanged for shares of GMP on a 1 to 1.49 basis or into 10,075,000 shares of common stock of GMP for a total of 15,500,000 shares of common stock issued and outstanding.

Immediately after the merger, the sole officer and director of GMP resigned and the management of SARG controlled such positions; therefore effecting a change of control. As a result the Company accounted for the transaction as a reverse merger whereby SARG was considered the accounting acquirer as it retained control of GMP after the merger. The company simultaneously changed its name to Malahat Energy Corporation and changed its fiscal year end from December 31 to July 31. The results of GMP previously filed in prior years are not included herein. The related financial statements are the results of operations of SARG.

Since GMP's continuing operations were insignificant, a pro forma consolidated statement of operation is not presented here.

Development Stage and Going Concern

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. As of July 31, 2002, the Company had an accumulated deficit of approximately $2,223,000 and a working capital deficit of approximately $385,000.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

Management plans to obtain revenues from product sales, but there is no commitment by any person to purchase any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional issuance of Company's debt and equity securities. The Company's management is pursuing further contributions and grants from government agencies and is pursuing financing for its operations and expansion, including manufacturers' financing, bank leasing and bond or equity financing. Failure to secure such financing or to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations.

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Risks and Uncertainties

The Company has a limited operating history. The Company has not yet generated significant revenue from its business operations. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing energy market and any changes in government regulations. The Company and its subsidiary have no experience in obtaining regulatory clearance of these types of products. Therefore, the Company may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

Concentrations

The Company maintains its cash in uninsured accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in these uninsured accounts.

The Company's research and development activities and most of its assets are located in Canada. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in such foreign country.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax valuation allowances. Actual results could differ from those estimates.

Grants

The Company periodically receives grants from the Canadian government which are used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses in the accompanying consolidated statements of operations and comprehensive loss when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the properties historical cost. During the year ended July 31, 2002 and 2001 the Company received grants in the amount of approximately $185,000 and none, respectively, which the Company has recorded under the "Research and development" caption in the consolidated statements of operations and comprehensive loss.

There is no guaranteed commitment from the Canadian government for such grants, and there can be no assurance that such grants will be available to the Company in the future.

Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, receivables and accounts payable and accrued expenses, approximate their fair value at July 31, 2002, due to their short-term nature. The fair value of related party instruments are not determinable due to their related party nature.

Foreign Currency Translation

Assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $6,553 at July 31, 2002. Income and expense are translated at weighted average exchange rates for the period. For the years ended July 31, 2002 and 2001, the Company had no foreign exchange transaction gains or losses.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Deprecation is provided using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred, and betterments are capitalized. Upon the sale or retirement of depreciable assets, the accounts are relieved of the related costs and accumulated depreciation, and any resulting gain or loss is included in operations.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposition of long- lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Any long- lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. As of July 31, 2002, management of the Company believes that no impairment losses are required. There can be no assurances, however, that market conditions will not change which could result in impairment on long-lived assets in the future.

Revenue Recognition

The Company intends to recognize revenue from product sales, net of any discounts, when products are shipped and title passes to customers. Revenues from services are recognized at the time the related service is performed.

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Management believes that the Company's revenue recognition policies conform with SAB 101.

Research and Development

Research and development costs are charged to operations as incurred. The amount of research and development costs is reduced by any applicable refundable tax credits relating to government grants.

Advertising

The Company expenses the cost of advertising when incurred. The Company had expensed approximately $17,000 of advertising costs during the year ended July 31, 2001 which the Company has recorded under the "General and Administrative" caption of the consolidated statements of operations and comprehensive loss. The Company had no advertising expenses in the year ended July 31, 2002.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Basic and Diluted Loss per Common Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 86,450 and zero additional potential common shares as of July 31, 2002 and 2001, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (See
Note 9).

Comprehensive Income (Loss)

The Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' deficit.

Segments of an Enterprise and Related Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity- wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company has had no revenues since its inception. See Note 4 for information on long- lived assets located in Canada.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial statements.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

In August 2002, the FASB issued Statement on Financial Accounting Standards No. 146 ("SFAS 146"). SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, in any, of SFAS 146 on the Company's future financial statements.

Reclassifications

Certain reclassifications have been made to the July 31,2001 financial statements presentation to correspond to the July 31, 2002 format.

3.  BIOFUEL SYSTEM

In August 2001, the Company entered into an agreement with a customer to supply, install and operate the M500 BioFuel system. Management believes the system is capable of producing clean renewable green gas from organic waste, heat, water and air. The system was placed at the customer's site and was operating for a month, but it was returned to the Company's facility in October 2002 because it could not work on a stand-alone basis. Management believes that the completion of manufacturing and commissioning of this machine should take four to six months once the required funding is available. Accordingly, the Company has incurred and capitalized approximately $54,000 in the accompanying consolidated balance sheet at July 31, 2002 in relation to manufacturing the M500. The Company has not earned any revenue from the above transaction.

4.  PROPERTY AND EQUIPMENT

Property and equipment, all located in Vancouver, Canada consists of the following at July 31, 2002:

Computer hardware and         $  2,773
software

Equipment                       27,131
                                29,904


Accumulated depreciation        (6,638)
                                ------
                              $ 23,266
                                ======

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at July 31, 2002:

Trade accounts payable          $ 81,275

Accrued consulting and
professional fees                355,583

Accrued payroll taxes payable     10,947
                                 -------
                               $ 447,805
                                 =======

6.  DUE TO A RELATED PARTY

The amount due to a related party was advanced to the Company from an officer. The advance is due on demand, is unsecured and has no set interest rate.

7.  EQUITY TRANSACTIONS

Common Stock

During the year ended July 31, 2001, debt aggregating $254,095 was converted into 1,034,910 shares of the Company's common stock. These shares were issued at a discount of $207,000. This amount has been charged to interest expense and recorded as a capital contribution.

During 2001, the Company issued 992,453 shares of common stock for services and interest valued at $327,329. The per share value assigned to the shares corresponds to recent per share cash purchases of common shares. In addition, the Company issued 969,834 shares of common stock for cash aggregating $278,137. Effective June 23, 2001, the Company entered into a best effort financing agreement with a third party. The agreement provides for the third party to sell up to 300,000 shares of the Company's restricted common stock at $2.00 per share for a total of $700,000 to qualified investors. As of July 31, 2001, the Company sold 100,000 shares of the Company's restricted common stock for $200,000 and the Company terminated the financing agreement in 2002.

On June 30, 2002, the Company received $10,000 from an investor for 100,000 shares at $0.10 per share. Because the shares were not issued as of July 31, 2002, the contribution was accounted for and reported as common stock subscribed in the accompanying consolidated statements of stockholders deficit. The Company granted this investor a warrant to purchase up to 100,000 of the Company's common stock (see below) at graduated exercise prices ranging from $0.20 to $0.30 per share. The warrant vested on the date of grant and is exercisable through December 31, 2003.



Warrants

From time to time, the Company issues warrants pursuant to various consulting and service agreements.

In June 2002, the Company granted an investor a warrant to purchase up to 100,000 shares of the Company's restricted shares at exercise prices ranging from $0.20 to $0.30 per share (see above). The warrants vested on the date of grant and are exercisable through December 31, 2003. As the warrants were issued in connection with fund raising activities, no expense is to be recognized.

The following represents a summary of warrants outstanding for the years ended July 31, 2002 (there was no warrant activity or warrants outstanding as of and for the year ended July 31, 2001).

                                                   Weighted
                                                   Average
                                       Warrants    Exercise
                                                   Price


Warrants outstanding -August 1, 2001  $       -   $      -

Warrants granted                        100,000       0.25
Warrants expired/forfeited                    -          -
Warrants exercised                            -          -
                                        -------    -------
Warrants outstanding - July 31, 2002    100,000       0.25
                                        =======    =======

Warrants exercisable                    100,000
                                        =======

All warrants have an exercise price ranging from $0.20 to $0.30 per share, with a weighted average exercise price of $0.25 and a weighted average remaining contractual life of 1.4 years. All warrants are exercisable at July 31, 2002.

8.  INCOME TAX PROVISION

There is no material income tax expense recorded for the years ended July 31, 2002 and 2001, due to the Company's net losses.

Income tax expense for the years ended July 31, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                          2002        2001

Income tax benefit at U.S. federal $ (192,000) $ (281,000) statutory rates

Miscellaneous tax benefits              (37,000)     (55,000)

Miscellaneous operating losses not
benefited                           $   229,000   $  336,000


The Company has a deferred tax asset and like amount of valuation allowance of approximately $1,233,000 at July 31, 2001, relating to tax net operating losses and research and development carryforwards.

The valuation allowance increased by approximately $229,000 during the year ended July 31, 2002.

As of July 31, 2002, the Company had net operating loss carryforwards of approximately $2,223,000 to offset future taxable Federal, and foreign income which expire through 2022. The foreign net operating loss carryforward has no expiration period. The Company also has research and development credit carryforwards of approximately $480,000 to offset future taxable federal and foreign income.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

9.  LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods ended July 31,:

                                         2002        2001

Numerator for basic and diluted
loss per share:

Net loss charged to common          $  (565,853)  $ (827,004)
stockholders

Denominator for basic and diluted
loss per share:

Weighted average number of shares    15,500,000    9,295,817


Basic and diluted loss per share    $     (0.04)  $    (0.09)


10.  SUBSEQUENT EVENTS

Stock Option Plan

On August 1, 2002, the Company's Board approved the Malahat Energy Corporation Stock Option Plan (the "Plan"), effective upon approval by the shareholders of the Company by July 31, 2003. The Plan provides for the grant of various types of stock options, including qualified and non-qualified stock options. A maximum of 1,000,000 qualified and 3,000,000 total options of the Company's common stock may be issued pursuant to the Plan. The Plan is administered by the Board of Directors and terminates on July 31, 2012.

Note Payable To Related Party

On September 13, 2002, the Company entered into a note agreement with one of its officers, under which the officer advanced approximately $40,000 to the Company. The note is unsecured and bears no interest if paid on or before the maturity date of December 31, 2002. If the Company is in default on the note, an annual interest rate of 10% will be payable on the unpaid principal balance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the end of the Company's fiscal year, as of August 27, 2002, the Company changed accountants from Stark Winter Schenkein & Co., LLP (formerly Stock Tinter & Associates, LLC.)to Squar Milner Reehl & Williamson,LLP(Squar Milner).

The Company decided not to reappoint Stark Winter Schenkein & Co, LLP as its independent accountant. The financial statements reported on by Stark Winter Schenkein & Co, L.L.P. were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past fiscal year, and the interim period through August 27, 2002, except as relating to the Registrant's ability to continue as a going concern.

.. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through August 27, 2002.The Company did not consult with Squar Milner on any matters prior to their retention.

The decision to change accountants was approved by the Company's Board of Directors. Effective August 27, 2002, the Company's directors dismissed Stark, Winter, Schenkein & Co., LLP ("Stark Winter") as its independent auditors and approved the engagement of Squar, Milner, Reehl & Williamson, LLP ("Squar Milner") as its independent auditors for the fiscal year ended July 31, 2002 to replace Stark Winter. The decision to change the Company's auditors was approved by the Company's board of directors. The Company did not consult with Squar Milner on any matters prior to retaining such firm as its new auditors.

The report of Stark Winter on the Registrant's financial statements for the fiscal year ended July 31, 2001, and the related statements of operations, stockholder's equity and cash flows for the fiscal year then ended, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as relating to the Registrant's ability to continue as a going concern.

Since the date of Stark Winter engagement and through their dismissal, there were no disagreements with Stark Winter on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Stark Winter would have caused Stark Winter to make reference to the matter in their reports.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors And Executive Officers

Effective June 18, 2002, the Registrant's board of directors accepted the resignation of Kimberlee S. Bogen as a director. Ms. Bogen made no reference to any disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices and the Registrant is not aware of any such disagreements. Concurrent with the acceptance of Ms. Bogen's resignation, effective June 18, 2002, the Registrant's board of directors appointed Robert Janzen as a director to fill the vacancy created by Ms. Bogen's resignation. Mr. Janzen is a corporate lawyer practicing in Arthur, Ontario, Canada, and was formerly Chairman of one of the Registrant's predecessor private corporate entities, Malahat Systems Corporation, from December 1995 through May 2001. Effective July 15, 2002, the Registrant's board of directors also appointed Mr. Jake Neufeld and Dr. David Wiles as additional directors in accordance with the Registrant's articles and by-laws and applicable legislation.

The following table sets forth certain information concerning its executive officers and directors as of July 31, 2002.

     NAME               AGE       POSITION/OFFICE HELD
-------------------     ---       ---------------------------
Ben Dulley              58        Chief Executive Officer,
                                   President and a Director

Bruce Ramsay            50        Chief Financial Officer,
                                   Secretary, and a Director

Jake Neufeld            52        Chief Operating Officer and
                                   Director

David Wiles             69        Director

Robert Janzen           55        Director

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

Dr. Wiles was Director General (1975 to 1990) of the National Research Council of Canada, Chemistry Division. Dr. Wiles formerly served as Chairman and then President of the Chemical Institute of Canada and served as a member of the Committee on Macromolecular Chemistry of the U.S. National Research Council, among many other such positions. Since 1990, Dr. Wiles has served as the principal of Plastichem Consulting, a limited partnership which consults to various chemical companies worldwide on polymers and provides expert witness testimony for science and technology matters. Since 1995, Dr. Wiles has served as a director of MLB Industries Inc., a company whose shares trade on the TSX Venture Exchange under the symbol "MLB".

Mr. Janzen is a corporate lawyer practicing in Arthur, Ontario, Canada, and was formerly Chairman of one of the Registrant's predecessor private corporate entities, Malahat Systems Corporation, from December 1995 through May 2001.

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

Based solely upon review of the copies of such reports furnished to the Company during, and with respect to, the fiscal year ended July 31, 2002, or any written representations received by the Company from a director, officer, or beneficial owner of more than 10% of its common stock that no other reports were required, the Company believes that, for the fiscal year ended July 31, 2002, all Section 16(a) filing requirements applicable to its reporting persons were met, with the following exceptions: Messrs Janzen, and Wiles filed their Form 3's late.

ITEM 10.   EXECUTIVE COMPENSATION

The Company paid the following compensation to the named executive officers for the fiscal year ended July 31, 2002:

                    SUMMARY COMPENSATION TABLE

NAME AND POSITION                       YEAR     SALARY    BONUS
-------------------------------------   ------------------------
Ben Dulley                              2002     $ 3,200     Nil
                                        2001         Nil     Nil

Bruce Ramsay                            2002     $ 8,900     Nil
Chief Financial Officer and Secretary   2001     $24,200     Nil



Jake Neufeld                            2002     $ 8,900     Nil
Chief Operating Officer                 2001     $26,500     Nil
-------------------------------------   ------------------------

Each of the above executives officers were appointed to their respective positions in May 2001, as a result of the closing of the Stock Exchange Agreement by which the Company acquired the assets, liabilities and obligations of a private Nevada entity known as Sarenghetti Enterprises. This transaction is described above in more detail in Part I, Item I and in Part II, Item 6.

None of the above named executive officers received any compensation in the form of a bonus, stock awards, stock options, stock appreciation rights, stock dividends or award under any long-term incentive plan.

Stock Option Plan

On August 1, 2002, the Company's Board approved the Malahat Energy Corporation Stock Option Plan (the "Plan"), effective upon approval by the shareholders of the Company by July 31, 2003. The Plan provides for the grant of various types of stock options, including qualified and non-qualified stock options. A maximum of 1,000,000 qualified and 3,000,000 total options of the Company's common stock may be issued pursuant to the Plan. The Plan is administered by the Board of Directors and terminates on July 31, 2012.

------------------------------------------------------------------
Plan category    Number of        Weighted-        Remaining
                 securities to    average          available for
                 be issued upon   exercise price   future issuance
                 exercise of      of outstanding   under equity
                 outstanding      options,         compensation
                 option,warrants  warrants and     plans
                 and rights       rights           (excluding
                                                   securities
                                                   reflected in
                                                   column (A))
                 (#)              ($)              (#)
------------------------------------------------------------------
Equity           0                0                3,000,000
compensation
plans approved
by security
holders
------------------------------------------------------------------
Equity           100,000          0.25             O
compensation
plans not
approved by
security
holders
------------------------------------------------------------------
Total            100,000          0.25             3,000,000
------------------------------------------------------------------

The shares of Common Stock in the Company, set forth below in Item 11, as being held by Messrs. Dulley, Ramsay, Neufeld, Janzen and Wiles were received by them, directly or indirectly, as a result of the closing of the Stock Exchange Agreement and the conversion of shares in SARG held by them into shares of Common Stock of the Company, as described above.

No retirement, pension, profit sharing, or similar programs have been adopted by the Company for the benefit of its employees. Subsequent to year end the Board has adopted a Stock Option Plan which provides for the granting of either incentive stock options or non-qualified stock options to officers, other key employees and directors of the Company. The Stock Option Plan is to be administered by the Board of Directors. The Company expects to present such Plan tat the next Annual General Meeting for shareholder approval.

The Company has entered into Employment Agreements with each of the above named executives for the period August 1, 2001 through July 31, 2002.

Ben Dulley executed an Employment Agreement that calls for an annual salary of CDN $200,000 with up to CDN $5,000 payable in cash and the residual payable in shares. Bruce Ramsay and Jake Neufeld executed Employment Agreements that call for an annual salary of CDN $120,000 with up to CDN $5,000 payable in cash and the residual payable in shares.

Directors are not compensated for any services they may provide as directors on the Company's board of directors.

The Articles of Incorporation provide for a limitation on the liability of officers and directors of the Company, specifically "A director or officer of the Corporation shall have no personal liability to the Corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except for damages for breach of fiduciary duty resulting from (a) acts or ommissions which involve intentional miscouduct, fraud, or a knowing violation of law, or (b) the payments of dividends in violation of section 78.300 of the Nevada Revised Statutes as it may from time to time be amended or any successor provision thereto."

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information regarding the
beneficial ownership
of its common stock as of July 31, 2002 by:

         o each person known by it to own beneficially more than 5%, in the aggregate, of the outstanding shares of its common stock;

         o    each of its directors;

         o its named executive officers in the Summary Compensation Table above; and

         o    all of its directors and executive officers as a group.

         The following calculations of the percent of outstanding shares are based on 15,500,000 shares of its common stock issued and outstanding as of July 31, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, the Company believes each shareholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that shareholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within sixty days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. Except as described below, beneficial ownership and, accordingly, percent of class ownership, is calculated pursuant to Securities and Exchange Commission Rule 13d-3.



                                      AMOUNT AND NATURE OF
NAME AND ADDRESS                      BENEFICIAL OWNERSHIP    PERCENT
OF BENEFICIAL OWNER                   OF COMMON STOCK         OF COMMON STOCK
-------------------                   --------------------    ---------------
Ben Dulley
C/o Malahat Energy Corporation            521,178 shares           3.36%
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

Bruce Ramsay (1)                          888,335 shares           5.69%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

Jake Neufeld (2)                        3,105,664 shares          20.04%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

David Wiles                             479,051 shares             3.10%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

Robert Janzen                           228,408 shares             1.47%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

George Neufeld (3)                      1,157,629 shares           7.47%
C/o Malahat Energy Corporation
700 - 101 Convention Centre Drive
Las Vegas, NV 89109

B.C. Advanced Systems Institute         1,034,910 shares           6.69%
450 - 1122 Mainland Street,
Vancouver, B.C. V6B 5L1

All officers and directors              5,322,636 shares          34.34%
as a group (5 persons)


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

In addition, pursuant to the terms of the Stock Exchange Agreement, upon the Closing, Ben Dulley was appointed as a director and President, and Bruce Ramsay as a director, Chief Financial Officer and Secretary of the Company and Kimberlee Bogen as a director and Assistant Secretary. Ms Bogen subsequently resigned as a director and officer of the Company on June 18, 2002.

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

(b) Financial Statement Schedule Auditors Report from inception to December 31, 1999

(c) Exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT INDEX:

EXHIBITS

(a) The following documents are filed as part of this report:

         3.1 Articles of Incorporation and Certificate of Amendment of Articles of Incorporation of Company - (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB filed February 11, 2000);

         3.2 By-Laws of Company - (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB filed February 11, 2000);

        10.1 Equipment Lease - (incorporated by reference to the corresponding exhibit from the Company's registration statement on Form 10SB filed November 13, 2001);

(b) Reports on form 8-K in last fiscal quarter

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2002.

                                        MALAHAT ENERGY CORPORATION

                                By: /s/ BEN DULLEY
                                        -----------------
                                        Ben Dulley
                                        President and CEO


Power Of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ben Dulley, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in- fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.



      Signature                  Title                      Date
 ----------------------      --------------------------     -----------------

 /s/ BEN DULLEY              President and Director         November 13, 2002

     Ben Dulley


 /s/ BRUCE RAMSAY            Chief Financial Officer,       November 13, 2002
     ---------------         Secretary and a Director
     Bruce Ramsay


 /s/ JAKE NEUFELD            Chief Operating Officer        November 13, 2002
     ---------------         and Director
     Jake Neufeld

 /s/ BOB JANZEN              Director                       November 13, 2002
     ---------------
     Bob Janzen


 /s/ DAVID WILES             Director                       November 13, 2002
     ---------------
     David Wiles

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Malahat Energy Corporation (the "Company") on Form 10-KSB for the year ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Bruce Ramsay
    ---------------
    Bruce Ramsay
    Principal Accounting Officer and Chief Accounting Officer
    November 13, 2002


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Malahat Energy Corporation (the "Company") on Form 10-KSB for the year ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/S/ Ben Dully
    ---------------
    Ben Dully
    Chief Executive Officer

Date:  November 13,2002
========================================================

I, Ben Dully, certify that:

1.  I have reviewed this report on Form 10-KSB of Malahat Energy Corporation,
    Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 13, 2002

/s/ Ben Dully
    ---------------
    Ben Dully
    Chief Executive Officerr

===========================================================

I, Bruce Ramsay, certify that:

1.  I have reviewed this report on Form 10-KSB of Malahat Energy Corporation,
    Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 13, 2002

/s/ Bruce Ramsay
    ---------------
    Bruce Ramsay
    Chief Financial Officer
    (Principal Accounting Officer)

================================================================================