Form 10QSB
period 2002-10-31
MALAHAT ENERGY CORP
filed 2002-12-23
CIK 1105413

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

                For the quarterly period ended October 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of common stock, $0.001 par value per share, was 15,500,000 on December 15, 2002.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

===============================================================================



                           MALAHAT ENERGY CORPROATION

                         QUARTERLY REPORT ON FORM 10-Q
                    Quarterly Period Ended October 31, 2002

                               TABLE OF CONTENTS

                                     PART I

                             FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS

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

Part I - Financial Information

Item 1.  Financial Statements.

The October 31, 2002 and 2001 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended July 31, 2002 previously filed with the Securities and Exchange Commission.




                  Malahat Energy Corporation And Subsidiary
                (Formerly Known As Granada Mineral Products, Inc.)
                       (A Development Stage Company)
                        Consolidated Balance Sheet
                            October 31, 2002

                                 (Unaudited)

                                    ASSETS

Current Assets:

   Cash                                               $          2,358
   Recoverable tax receivable                                   70,827
                                                               -------
      Total Current Assets                                      73,185

Biofuel System                                                  53,566
Property and equipment, net                                     21,920
                                                               -------

                                                      $        148,671
                                                               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities           $        521,754
   Due to related party                                          7,193
   Note payable to related party                                25,680
                                                               -------
      Total Current Liabilities                                554,627

Commitments and Contingencies

Stockholders' equity
   Common stock, $.001 par value,
    100,000,000 shares authorized,
    15,500,000 shares issued and outstanding                    15,500
   Additional paid in capital                                1,895,773
   Common stock subscribed                                      10,000
   Accumulated other comprehensive loss                         (2,306)
   Deficit accumulated during the development stage         (2,324,923)
                                                            -----------
                                                              (405,956)
                                                            -----------

                                                      $        148,671
                                                            ===========



See accompanying notes to the consolidated financial statements

                   Malahat Energy Corporation And Subsidiary
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
     Consolidated Statements of Operations And Comprehensive Income (Loss)
          For the Three-Months Period Ended October 31, 2002 and 2001
               And for the Period From July 26, 1994 (Inception)
                            Through October 31, 2002

                                         (Unaudited)

                                                                                    July 26,1994
                                                     October 31,      October 31,     (Inception)
                                                       2002            2001            Through
                                                                                   October 31, 2002

Revenue                                          $     -         $     7,315        $     6,259

Operating expenses:
  Research and development                            39,536        (130,849)           520,498
  Interest                                             1,397            -               237,042
  General and administrative expenses                 61,032         191,235          1,573,642
                                                     -------         -------          ---------
                                                     101,965          60,386          2,331,182
                                                     -------         -------          ---------

Net (loss)                                          (101,965)        (53,071)        (2,324,923)
                                                    --------         -------         -----------
Other comprehensive income:
  Currency translation adjustment                      4,247          (7,650)            (2,306)
                                                    --------         -------          ----------

Comprehensive Income (loss)                      $   (97,718)    $   (60,721)       $(2,327,229)
                                                   =========         =========       ===========

Basic and Diluted Loss Per Common Share          $     (0.01)    $     (0.00)
                                                   ==========        ==========
Weighted Average Number of Common
Shares Outstanding                                 15,500,000        15,500,000
                                                   ==========        ==========

See accompanying notes to the consolidated financial statements


                   Malahat Systems Corporation And Subsidiary
                (Formerly Known As Granada Mineral Products, Inc.)
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
          For the Three-Months Period Ended October 31, 2002 and 2001
                  And for the Period From July 26, 1994 (Inception)
                          Through October 31, 2002

                                (Unaudited)

                                  October 31,    October 31,   July 26, 1994
                                     2002            2001       (Inception)
                                                                  Through
                                                                 October 31,
                                                                    2002
                                   ----------     ----------     ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $ (101,965)    $ (53,071)    $ (2,324,923)

Adjustments to reconcile net
loss to net cash used in
operating activities:
      Non-cash capital                     -           -              16,210
        contribution
      Issuance of common shares            -           -           1,139,749
        for non-cash items
      Depreciation                     1,346          1,443            7,984
Changes in operating assets and
liabilities:
Accounts receivable - other              -         (139,649)              -
Refundable tax receivable             (1,904)         1,742          (70,827)
Other assets                             -           (2,812)              -
Accounts payable and accrued           73,949         9,742          521,754
Liabilities
Due to related party                     (53)          (223)            (133)
                                  ----------     ----------     ------------
Net cash used in operating           (28,627)      (182,828)        (710,186)
activities

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchases of property and                  -        (1,071)          (29,904)
equipment
Biofuel system manufacturing             392            -            (53,566)
costs
                                  ----------     ----------     ------------
Net cash used in investing               392        (1,071)          (83,470)
activities

CASH FLOWS FROM FINANCING
ACTIVITIES

Issuance of common shares for
cash                                        -             -          530,422
Shares redeemed                             -             -          (27,503)
Proceeds for subscribed stock               -             -           10,000
Proceeds from note to related party    25,680             -           33,591
Proceeds from long-term debt                -             -          264,788
                                  -----------    ----------     ------------
Net cash provided by financing         25,680             -          811,298
activities

FOREIGN CURRENCY TRANSLATION            4,247      (4,838)          (15,284)
ADJUSTMENTs                       ----------     ----------     ------------

NET (DECREASE) INCREASE IN CASH         1,692     (188,737)            2,358
                                  ----------     ----------     ------------
CASH - beginning of period                666       235,229                -
                                  -----------     ----------     ------------
CASH - end of period              $     2,358    $   46,492     $      2,358
                                  ===========    ==========     ============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Cash paid for income taxes        $         -    $        -     $          -
                                  ===========    ==========     ============
Cash paid for interest            $         -    $        -     $          -
                                  ===========    ==========     ============

NON CASH FINANCING AND
  INVESTING ACTIVITIES

Conversion of long term debt     $         -     $  254,095     $    264,788
 to common stock                  ===========    ==========     ============



See accompanying notes to the consolidated financial statements

                   Malahat Energy Corporation And Subsidiary
              (Formely Known As Granada Mineral Products, Inc.)
                       (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                            October 31, 2002
                                (Unaudited)

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

Development Stage and Going Concern

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. As of October 31, 2002, the Company had accumulated deficit of approximately $2,325,000 and a working capital deficit of approximately $481,000.

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

Management plans to obtain revenues from product sales, but there is no commitment by any person to purchase any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional sales of debt and equity securities. The Company's management is pursuing further contributions and grants from government agencies and is pursuing financing for its operations and expansion, including manufacturers' financing, bank leasing and bond or equity financing. Failure to secure such financing or to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations.

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

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited July 31, 2002 consolidated financial statements included in Form 10-KSB previously filed with the Securities and Exchange Commission.

3.  STOCK OPTION PLAN

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

4.  NOTE PAYABLE TO RELATED PARTY

On September 13, 2002, the Company entered into a note agreement with one of its officers, under which the officer advanced approximately $25,000 to the Company. The note is unsecured and bears no interest if paid on or before the maturity date of December 31, 2002. If the Company is in default on the note, an annual interest rate of 10% will be payable on the unpaid principal balance.

5. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $2,306 at October 31, 2002. Income and expense are translated at weighted average exchange rates for the period.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in October 2002. SFAS 147 addresses acquisitions of financial institutions and intangible assets associated with financial institutions. The provisions of SFAS 147 call for acquisitions of financial institutions to be accounted for in accordance with SFAS 141 and 142 and intangible assets associated with financial institutions to be accounted for in accordance with SFAS 144. SFAS 147 is effective for such activities as of October 1, 2002. The adoption of SFAS 147 did not have a material impact on the Company's consolidated financial statements.

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

The information contained in this report is not a complete description of the Company's business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in its common stock, you should carefully review and consider the various disclosures we made in this report, and in other reports filed with the Securities and Exchange Commission that discuss the Company's business in greater detail and that disclose various risks, uncertainties and other factors that may affect business, results of operations or financial condition.


RESULTS OF OPERATIONS

For the quarter ended October 31, 2002 the Company expended $39,536 on research and development. For the quarter ended October 31, 2001, the Company showed a recovery of $130,849 of research and development expenditures, attributable to Federal government contributions it received.

For the quarter ended October 31, 2002 the Company expended $61,032 on general and administrative expenses as compared to $191,235 for the quarter ended October 31, 2001. The primary reasons for this decline in spending were a decrease in salaries and consulting fees of approximately $45,000, a decrease in advertising of approximately $34,000 and a decrease in office expenses of approximately $6,000.

The Company's operating loss for the quarter ended October 31, 2002 was $97,718 an increase of $36,997 from the quarter ended October 31, 2001. This increase is attributable to the above noted Federal government contributions.

The loss per common share for the quarter was $0.01; as compared to $0.00 for the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of October 31, 2002 the Company had cash of $2,358 and a working capital deficiency of approximately $481,000. Included in this working capital deficiency were salaries payable to employees and consultants in the amount of approximately $380,000, which Management intends to convert this liability to equity.

Management anticipates that future short term liquidity requirements will be financed by receipt of capital grants and taxes receivable, obtaining additional capital contributions and from the proceeds from selling or leasing the Company's products as the Company continues to seek commercializing such products.

Cash Flows From Operating Activities

Net cash utilized in operating activities for the quarter ended October 31, 2002 was $28,627 as compared to $182,828 for the quarter ended October 31, 2001. The primary contributors to this decrease were (i) the increase in accounts payable and accrued liabilities of $73,949 resulting primarily from the increase in accrued salaries and consulting fees, and (ii) the decrease in accounts receivable - other resulting from government funding.

Management expects cash flows from operating activities to increase due the expected receipt of government grants and taxes receivable

Cash Flows From Financing Activities

Net cash provided by financing activities increased by $25,680 for the current quarter, attributable to proceeds provided by a related party.

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. As of October 31, 2002, the Company had accumulated deficit of approximately $2,325,000 and a working capital deficit of approximately $481,000.

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

Management plans to obtain revenues from product sales, but there is no commitment by any person to purchase any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional sales of debt and equity securities. The Company's management is pursuing further contributions and grants from government agencies and is pursuing financing for its operations and expansion, including manufacturers' financing, bank leasing and bond or equity financing. Failure to secure such financing or to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations.

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are expected to be made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.


Item 4.  CONTROLS AND PROCEDURES.

Senior management, including the President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures during the month of September 2002. Based on this evaluation process, the President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

                None.

Item 5.         Other Information

                None.

Item 6.         Exhibits and Reports on Form 8-K

(a) Exhibits


99.1    Certification of President

99.2    Certification of Chief Financial Officer



(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MALAHAT ENERGY CORPORATION

                                    By: /s/   Jake Nuefeld
                                              ---------------------
                                              Jake Neufeld
                                              President

                                    By: /s/   Bruce Ramsay
                                              ---------------------
                                              Bruce Ramsay
                                              Chief Financial Officer



Dated:  December 23, 2002

                            CERTIFICATIONS


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jake Neufeld, certify that:

 1.  I have reviewed this quarterly report on Form
10-Q of Malahat Energy Corporation;

 2.  Based on my knowledge, this quarterly
report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3.  Based on my knowledge, the
financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4.  The registrant's other certifying
officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

 /s/  Jake Neufeld
      ---------------
      Jake Neufeld
      President



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce Ramsay, certify that:

1.  I have reviewed this quarterly report on Form
10-Q of Malahat Energy Corporation;

 2.  Based on my knowledge, this quarterly
report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the
financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying
officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a)  all significant deficiencies in
the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

 /s/  Bruce Ramsay
     --------------
      Bruce Ramsay
      Chief Financial Officer