Form 10QSB
period 2003-01-31
MALAHAT ENERGY CORP
filed 2003-03-24
CIK 1105413

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

                For the quarterly period ended January 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of common stock, $0.001 par value per share, was 16,006,875 on March 15, 2003.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

===============================================================================







================================================================================


                           MALAHAT ENERGY CORPROATION

                         QUARTERLY REPORT ON FORM 10-QSB
                     Quarterly Period Ended January 31, 2003


                                TABLE OF CONTENTS

Part I    Financial Information

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of January 31, 2003
          (Unaudited)

          Condensed Consolidated Statements of Operations for the three and six-month periods ended January 31, 2003 and 2002 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the six-month periods ended January 31, 2003 and 2002 (Unaudited) and the period from July 26, 1994 (Inception) through January 31, 2003.

          Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition
     Item 3. Qualitative and Quantitative Disclosure about Market Risks
     Item 4. Controls and Procedures

Part II      Other Information

     Item 1. Legal Proceedings
     Item 2. Changes in Securities and Use of Proceeds
     Item 3. Defaults upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K
     Signatures



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

Part I - Financial Information

Item 1.  Financial Statements.

The January 31, 2003 and 2002 Condensed Consolidated Financial Statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended July 31, 2002 previously filed with the Securities and Exchange Commission.




                           Malahat Energy Corporation
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                January 31, 2003
                                   Unaudited




   ASSETS

   Current Assets
       Cash and cash equivalents                                       $4,241
       Recoverable tax receivable                                      52,722
   Total Current Assets                                                56,963

       Property and equipment, net                                     21,129
       BioFuel System                                                  54,566
   Total Non-Current Assets                                            75,695

                                                                     $132,659


   LIABILITIES AND STOCKHOLDER'S DEFICIT

   Current Liabilities
       Accounts payable and accrued liabilities                      $552,638
       Due to related party                                             7,327
       Note payable to related party                                   26,160
   Total Current Liabilities                                          586,125

   Commitments and Contingencies

   STOCKHOLDERS' DEFICIT

       Common stock, par value of $0.001, 100,000,000 shares
         authorized; 15,500,000 issued and outstanding                 15,500
       Additional paid-in capital                                   1,895,773
       Common stock subscribed                                         21,600
       Accumulated other comprehensive loss                            (9,920)
       Deficit accumulated during development stage                (2,376,419)
   Total Stockholders' Deficit                                       (453,466)

                                                                     $132,659


   See Accompanying notes to the condensed consolidated financial statements





                           MALAHAT ENERGY CORPORATION
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   Unaudited



                                          Six Months Ended January 31         Three Months Ended January 31     Inception Through

                                                2003              2002             2003              2002

Revenue
Interest                                             $-           $7,239               $-               $-              $6,259
Government grants                                     -                -                -                -                   -
                                             ----------      -----------      -----------        ---------        ------------
                                                      -            7,239                -                -               6,259
                                             ----------      -----------      -----------        ---------        ------------
Operating expenses
Research and development                         55,840         (174,918)           6,675          (44,069)            536,803
Interest                                          1,406                -                9                0             237,050
General and administrative                       96,215          300,831           35,183          109,672           1,608,825
                                             ----------      -----------      -----------        ---------        ------------
                                                153,461          125,913           41,867           65,603           2,382,678
                                             ----------      -----------      -----------        ---------        ------------

Net (Loss)                                     (153,461)        (118,674)         (41,867)         (65,603)         (2,376,419)

Other comprehensive income (loss)
Currency translation adjustment                  (3,367)          (8,603)           7,834             (953)             (9,920)
                                             ----------      -----------      -----------        ---------        ------------
Comprehensive (loss)                          $(156,828)      $ (127,277)        $(34,033)        $(66,556)         (2,386,339)
                                             ==========      ===========      ===========        =========        ============
Basic and diluted net loss available to
  common stockholders per share                  $(0.01)         $ (0.01)          $(0.00)          $(0.00)             $(0.00)
                                             ==========      ===========      ===========       ==========        ============
Weighted average number of common
  shares outstanding                         15,500,000       15,500,000       15,500,000       15,500,000
                                             ==========      ===========      ===========       ==========


See Accompanying notes to the condensed consolidated financial statements







                           MALAHAT ENERGY CORPORATION
                                AND SUBSIDIARIES
               (Formerly Known As Granda Mineral Products, Inc.)
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Sixth Months Ended January 31, 2003 and 2002 And The Period
            From July 26, 1994 (Inception) Through January 31, 2003
                                   Unaudited



                                                                                                        July 26, 1994
                                                               Six-Months Ended   Six-Months Ended    (Inception) Through
                                                               January 31, 2003   January 31, 2002    January 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $(153,461)       $(118,674)         (2,376,419)

Adjustments to reconcile net loss to
net cash used in operating activities:

Non-cash capital contribution                                               -               -             16,210
Issuance of common shares for non-cash items                                -               -          1,139,749
Deprecation                                                             2,137           1,385              8,775

Changes in operating assets and liabilities:
Accounts receivable                                                         -           2,145                  -
Accounts receivable - other                                                 -        (189,624)                  -
Refundable tax credits                                                 16,201               -            (52,722)
Other Assets                                                                -               -                  -
Accounts payable and accrued liabilities                              104,833          88,542            552,638
Due to related party                                                       81            (274)                  -
Net cash used in operating activities                                 (30,209)        (216,500)           (711,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                          -               -            (29,904)
Biofuel system manufacturing costs                                       (609)         (63,489)            (54,566)
Net cash flows used in investing activities                              (609)         (63,489)            (84,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash                                          -               -            530,422
Shares redeemed                                                             -               -            (27,503)
Proceeds for subscribed stock                                          11,600               -             21,600
Proceeds from shareholder loans                                             -               -              7,911
Proceeds from long-term debt                                                -               -            264,788
Proceeds from issuing a note payable to related party                  26,160          53,363             26,160
Net cash flows provided by financing activities                        37,760          53,363            823,378

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                (3,367)         (8,603)           (22,898)

NET (DECREASE) INCREASE IN CASH                                         3,575        (235,229)              4,241

Cash - beginning of period                                                666         235,229                  -

Cash - end of period                                                   $4,241              $-              4,241


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
cash paid for income taxes                                                  -               -
Cash paid for interest                                                      -               -

NON CASH FINANCING AND INVESTING ACTIVITIES
Conversion of long term debt to common stock                                -


See Accompanying notes to the condensed consolidated financial statements





                   Malahat Energy Corporation And Subsidiary
               (Formely Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                           January 31, 2003 and 2002
                                  (Unaudited)

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


Development Stage and Going Concern

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. As of January31, 2003, the Company had accumulated deficit of approximately $2,376,000 and a working capital deficit of approximately $530,000

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



2.  INTERIM FINANCIAL STATEMENTS

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

4.  NOTE PAYABLE TO RELATED PARTY

On September 13, 2002, the Company entered into a note agreement with one of its officers, under which the officer advanced approximately $25,000 to the Company. The note is unsecured and bears no interest if paid on or before the maturity date of December 31, 2002. The note was not retired as of that date, and accordingly, an annual interest rate of 10% will be payable on the unpaid principal balance.

5. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $9,920 at January 31, 2003. Income and expense are translated at weighted average exchange rates for the period.

6. EQUITY TRANSACTIONS

During the quarter ended January 31, 2003, the Company received $11,600 from two investors for 256,875 shares. Because the shares were not issued as of January 31, 2003, the contribution was accounted for and reported as common stock subscribed in the accompanying condensed consolidated financial statements.
The Company granted these investors a warrant to purchase up to 256,875 of the Company's common stock at graduated exercise prices ranging from $0.10 to $0.20 per share. The warrant vested on the date of grant and is exercisable through July 14, 2004. Subsequent to January 31, 2003, the Company issued 506,875 shares to it's common stock subscribers as of January 31, 2003.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


RESULTS OF OPERATIONS

For the quarter ended January 31, 2003, the Company expended $6,675 on research and development. For the quarter ended January 31, 2002, the Company showed a recovery of $44,069 of research and development expenditures, attributable to Federal government contributions it received.

For the quarter ended January 31, 2003 the Company expended $35,183 on general and administrative expenses as compared to $109,672 for the quarter ended January 31, 2002. The primary reasons for this decline in spending were a reduction in wages and salaries paid of approximately $35,000, a reduction on office expense spending of approximately $15,000, and a reduction in external services spending of approximately $12,000.

The Company's operating loss for the quarter ended January 31, 2003 was $41,867 a decrease of $23,736 from the quarter ended January 31, 2002. This decrease is attributable to the above noted decreases in general and administrative spending offset by the recovery of Federal Government contributions for reasearch and development received in the same quarter in 2002. The loss per common share for the quarter was $0.00; as compared to $0.00 for the same quarter a year ago.



LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of January 31, 2003 the Company had cash of $4,241 and a working capital deficiency of approximately $530,000. Included in this working capital deficiency were salaries payable to employees and consultants in the amount of approximately $415,000. The Company is currently negotiating with these employees and consultants with the intent that a significant portion of this liability be foregiven and the residual converted into equity.

Management anticipates that future short term liquidity requirements will be financed by receipt of capital grants and taxes receivable, obtaining additional capital contributions and from the proceeds from selling or leasing the Company's products as the Company continues to seek commercializing such products.

Cash Flows From Operating Activities

Net cash utilized in operating activities for the six months ended January 31, 2003 was $30,209as compared to $216,500 for the six months ended January 31, 2002.

The primary contributors to this decrease were (i) the increase in accounts payable and accrued liabilities of $16,291 resulting primarily from the increase in accrued salaries and consulting fees, (ii) the increase in refundable tax credits of $16,201 and (iii) the decrease in accounts receivable - other resulting from government funding.

Management expects cash flows from operating activities to increase due the expected receipt of government grants and taxes receivable.

Cash Flows Used In Investing Activities

Net cash used in investing activities decreased by $62,880 for the six months ended January 31, 2003 as compared to the same period last year. This decrease is attributable to an equivalent decrease in spending on the Biofuel system manufacturing costs.

Cash Flows From Financing Activities

Net cash provided by financing activities decreased by $15,603 for the current Six month period, attributable to a decrease in proceeds provided by a related party.

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. As of January 31, 2003, the Company had accumulated deficit of approximately $2,376,000 and a working capital deficit of approximately $530,000.

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


Item 4.  CONTROLS AND PROCEDURES.

Senior management, including the President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures during the month of December 2002. Based on this evaluation process, the President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.



                                   PART II

                               OTHER INFORMATION


Item 1.         Legal Proceedings.

The Registrant is not involved in any material legal proceedings.

Item 2.       Changes in Securities.

During the quarter ended January 31, 2003, the Company received
$11,600 for Common stock's subscribed.  On February 7, 2003, the
Company issued 506,875 shares to its common stock subscribers.

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



Dated:  March 24, 2003



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

Date: March 24, 2003

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

Date: March 24, 2003

 /s/  Bruce Ramsay
     --------------
      Bruce Ramsay
      Chief Financial Officer