Form 10QSB
period 2003-04-30
MALAHAT ENERGY CORP
filed 2003-06-19
CIK 1105413

==========================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2003

                       Commission File Number: 000-29475

=============================================================================

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

=============================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of common stock, $0.001 par value per share, was 16,006,875 on April 30, 2003.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


==============================================================================


                           MALAHAT ENERGY CORPROATION

                         QUARTERLY REPORT ON FORM 10-QSB
                     Quarterly Period Ended April 30, 2003


  TABLE OF CONTENTS                                             PAGE

Part I- Financial Information.............................................. 2

Item 1. Financial Statements............................................. F-1

  Condensed Consolidated Balance Sheet as of April 30, 2003
  (Unaudited).............................................................F-1

  Condensed Consolidated Statements of Operations for the three and nine-month periods ended April 30, 2003 and 2002 (Unaudited)........F-2

  Condensed Consolidated Statements of Cash Flows for the nine-month periods ended April 30, 2003 and 2002 (Unaudited).......................F-3

 Notes to Condensed Consolidated Financial Statements.................F-4-F-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................3

Item 3. Qualitative and Quantitative Disclosure about Market Risks..........6
Item 4. Controls and Procedures.............................................6

Part II- Other Information..................................................7

Item 1. Legal Proceedings...................................................7
Item 2. Changes in Securities and Use of Proceeds...........................7
Item 3. Defaults upon Senior Securities.....................................7
Item 4. Submission of Matters to a Vote of Security Holders.................7
Item 5. Other Information...................................................7
Item 6. Exhibits and Reports on Form 8-K....................................8
Signatures..................................................................8
Certifications.............................................................10

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

Part I - Financial Information

Item 1.  Financial Statements.

The April 30, 2003 and 2002 condensed consolidated financial statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these Condensed Consolidated Financial Statements present fairly the financial condition of the Company, but should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended July 31, 2002 previously filed with the Securities and Exchange Commission.



                            Malahat Energy Corporation
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               April 30, 2003
                                   Unaudited




   ASSETS

   Current Assets
       Cash and cash equivalents                                      $ 5,633
       Recoverable tax receivable                                         451
                                                                      -------
   Total Current Assets                                                 6,084

       Property and equipment, net                                     21,240
       BioFuel System                                                  58,155
                                                                      -------
   Total Non-Current Assets                                            79,395
                                                                      =======
                                                                     $ 85,479


   LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
       Accounts payable and accrued liabilities                      $148,167
       Due to related party                                             7,809
       Note payable to related party                                        -
                                                                     ---------
   Total Current Liabilities                                          155,976

   Commitments and Contingencies

   STOCKHOLDERS' DEFICIT

       Common stock, par value of $0.001, 100,000,000 shares
         authorized; 16,006,875 issued and outstanding                 16,006
       Additional paid-in capital                                   1,935,825
       Common stock subscribed                                          8,800
       Accumulated other comprehensive loss                           (31,356)
       Deficit accumulated during development stage                (1,999,772)
                                                                   -----------
 Total Stockholders' Deficit                                          (70,497)

                                                                     $ 85,479
                                                                    ==========

   See Accompanying notes to the condensed consolidated financial statements

                           MALAHAT ENERGY CORPORATION
               (Formerly Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   Unaudited



                                             Nine Months Ended April 30        Three Months Ended April 30       Inception Through
                                            --------------------------        ----------------------------        April 30, 2003
                                                2003              2002             2003              2002         ---------------
                                               -----             ------           -----              ----
Revenue
 Interest                                      $  1,874          $ 7,218         $ 1,874             $   -             $ 8,133
 Government grants                                    -                -               -                 -                   -
                                             ----------      -----------      -----------        ---------        ------------
                                                      -           7,218                -                 -               8,133
                                             ----------      -----------      -----------        ---------        ------------
Operating expenses
 Research and development                        62,200         (176,694)           6,360           (1,776)            543,162
 Interest                                         2,674                -            1,268                -             238,319
 General and administrative                     127,571          386,365           31,356           85,555           1,640,181
                                             ----------      -----------      -----------        ---------        ------------
                                                192,445          209,671           38,984           83,779           2,421,662
                                             ----------      -----------      -----------        ---------        ------------

Loss before extraordinary gain                 (190,571)        (202,453)         (37,110)         (83,779)         (2,413,529)

Gain on forgiveness of debt                     413,757                -          413,757                -             413,757
                                             -----------     ------------    -------------       ----------       --------------
Net income (loss)                               223,186         (202,453)         376,647          (83,799)         (1,999,772)

Other comprehensive income (loss)
Currency translation adjustment                 (24,803)          (7,686)        (21,436)            4,531             (31,356)
                                             ----------      -----------      -----------         ---------        ------------
Comprehensive (loss)                          $ 198,383      $  (210,139)       $ 355,211         $(79,248)          (2,031,128)
                                             ==========      ===========      ===========         =========        ============
Basic and diluted net loss available to
  common stockholders per share               $   0.01       $    (0.01)        $    0.02         $  (0.01)
                                             ==========      ===========      ===========        ==========
Weighted average number of common
  shares outstanding                         15,668,000       15,500,000       16,006,875        15,500,000
                                             ==========      ===========      ===========        ==========


See Accompanying notes to the condensed consolidated financial statements


                           MALAHAT ENERGY CORPORATION
                                AND SUBSIDIARIES
               (Formerly Known As Granda Mineral Products, Inc.)
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Sixth Months Ended April 30, 2003 and 2002 And The Period
            From July 26, 1994 (Inception) Through April 30, 2003
                                   Unaudited



                                                                                                      July 26, 1994
                                                              Nine-Months Ended   Nine-Months Ended  (Inception) Through
                                                               April 30, 2003     April 30, 2002      April 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                             $223,186       $(202,453)         (1,999,772)

Adjustments to reconcile net loss to
net cash used in operating activities:

Non-cash capital contribution                                               -               -               16,210
Issuance of common shares for non-cash items                                -               -            1,139,749
Deprecation                                                             2,026           1,994                8,664
Gain on Forgiveness of debt                                          (413,757)              -            (413,757)

Changes in operating assets and liabilities:
Accounts receivable                                                         -           2,145                   -
Accounts receivable - other                                                 -        (189,624)                  -
Refundable tax credits                                                 68,472               -                (451)
Other Assets                                                                -               -                   -
Accounts payable and accrued liabilities                              134,477          64,474             552,638
Due to related party                                                      563            (173)                483
                                                                     ---------       ----------        -----------
Net cash used in operating activities                                  14,967        (163,433)          (666,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                          -                -           (29,904)
Biofuel system manufacturing costs                                     (4,197)        (56,905)           (54,566)
                                                                      ---------       ----------       -----------
Net cash flows used in investing activities                            (4,197)        (56,905)           (84,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash                                          -               -            530,422
Shares redeemed                                                             -               -            (27,503)
Proceeds for subscribed stock                                          19,000               -             29,000
Proceeds from shareholder loans                                             -               -              7,911
Proceeds from long-term debt                                                -               -            264,788
Proceeds from issuing a note payable to related party                       -               -                  -
                                                                      ---------       --------         ----------
Net cash flows provided by financing activities                        19,000               -            823,378

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                               (24,803)         (7,686)           (31,356)

NET (DECREASE) INCREASE IN CASH                                         4,967        (228,024)             5,633

Cash - beginning of period                                                666         235,229                  -
                                                                     ---------       ---------         ----------
Cash - end of period                                                   $5,633         $ 7,205              5,633
                                                                     =========       =========         ==========


See Accompanying notes to the condensed consolidated financial statements for information relating to non-cash investing and financing activities.


                   Malahat Energy Corporation And Subsidiary
               (Formely Known As Granada Mineral Products, Inc.)
                         (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                           April 30, 2003 and 2002
                                  (Unaudited)

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

Development Stage and Going Concern

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. As of April 30, 2003, the Company had accumulated deficit of approximately $2,000,000 and a working capital deficit of approximately $150,000

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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


2.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited July 31, 2002 consolidated financial statements included in Form 10-KSB previously filed with the Securities and Exchange Commission.

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

4.  NOTE PAYABLE TO RELATED PARTY

On September 13, 2002, the Company entered into a note agreement with one of its officers, under which the officer advanced approximately $25,000 to the Company. The note was unsecured and bore no interest until the original maturity date of December 31, 2002. The note was not retired as of that date, and accordingly, an annual interest rate of 10% was applicable on the unpaid principal balance. The note was paid back in full during the quarter ended April 30, 2003.

5. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $31,356 at April 30, 2003. Income and expense are translated at weighted average exchange rates for the period.

6. EQUITY TRANSACTIONS

During the quarter ended April 30, the Company issued 506,875 shares for approximately $20,000. During the quarter ended April 30, 2003, the Company received $8,400 from two investors for 164,500 shares. Because the shares were not issued as of April 30, 2002, the contribution was accounted for and reported as common stock subscribed in the accompanying condensed consolidated financial statements. The Company granted these investors a warrant to purchase up to 164,500 of the Company's common stock at graduated exercise prices ranging from $0.10 to $0.20 per share. The warrant vested on the date of grant and is exercisable through September 7, 2004.

In addition, the Company had 265,000 shares that were issued but not outstanding that were transferred to a creditor in lieu of services in the amount of $20,000.

7. RELATED PARTY TRANSACTIONS

During the quarter ended April 30, 2003, certain officers and consultants of the Company forgave debt in the amount of approximately $414,000. The forgiven debt was treated as an extraordinary income in the accompanying condensed consolidated statement of operations.

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

For the quarter ended April 30, 2003, the Company expended approximately $6,000 on research and development. For the quarter ended April 30, 2002, the Company showed a recovery of approximately $2,000 of research and development expenditures, attributable to Federal government contributions it received.

For the quarter ended April 30, 2003 the Company expended approximately $31,000 on general and administrative expenses as compared to $86,000 for the quarter ended April 30, 2002. The primary reason for this decline in spending was a reduction in wages and salaries paid of approximately $55,000.

During the quarter ended April 30, 2003, management and key employees forgave approximately $414,000 in accrued salary and wages. This has been reflected as an extraordinary gain on debt forgiveness in the condensed consolidated statements of operations and comprehensive loss.

The Company's operating income for the quarter ended April 30, 2003 was approximately $377,000. This compares to an operating loss of approximately $83,000 for the same quarter last year.

The difference is attributable to the above noted reduction in general and administrative expenses and the extraordinary debt forgiveness.

The earnings per common share were $0.02 as compared to a loss of $0.01 for the same quarter one year ago.


LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of April 30, 2003 the Company had cash of approximately $6,000 and a working capital deficiency of approximately $150,000.

Management anticipates that future short term liquidity requirements will be financed by receipt of capital grants and taxes receivable, obtaining additional capital contributions and from the proceeds from selling or leasing the Company's products as the Company continues to seek commercializing such products.

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2003 was approximately $15,000as compared to $163,000 utilized by operations for the nine months ended April 30, 2002.

The primary contributors to this increase were (I) income for the nine months of $223,186 vs a loss of $202.453 for the same period one year ago, (ii)the gain on the forgiveness of debt of $413,757, (iii) an increase of refundable tax credits of $68,472, and (iv) an increase of accounts payable of $70,003.

Management expects cash flows from operating activities to increase due the expected receipt of government grants and taxes receivable.

Cash Flows Used In Investing Activities

Net cash used in investing activities decreased by approximately $53,000 for the nine months ended April 30, 2003 as compared to the same period last year. This decrease is attributable to the completion of the manufacturing process of the M500 Biofuel system.

Cash Flows From Financing Activities

Net cash provided by financing activities increased by $19,000 for the current nine month period, attributable to proceeds for subscribed stock.

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. As of April 30, 2003, the Company had accumulated deficit of approximately $2,000,000 and a working capital deficit of approximately $150,000.

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

Item 2.         Changes in Securities.

As of April 30, 2003 506,875 shares of the Company's restricted common stock were issued for cash.


Item 3.         Defaults Upon Senior Securities.

                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                None.

Item 5.         Other Information

                None.

Item 6.         Exhibits and Reports on Form 8-K

(a) Exhibits


99.01    Certification of President

99.02    Certification of Chief Financial Officer

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



Dated:  June 19, 2003



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

Date: June 19, 2003

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

Date: June 19, 2003

 /s/  Bruce Ramsay
     --------------
      Bruce Ramsay
      Chief Financial Officer