Form 10KSB
period 2003-07-31
PHC Holdings
filed 2005-08-01
CIK 1105413

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended July 31, 2003


 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 000-29475

                    MALAHAT ENERGY CORPORATION AND SUBSIDIARY
                          (Now Known as PHC Holdings)
                 (Name of small business issuer in its charter)


                       Nevada                             88-0491630
         (State  or  other  jurisdiction               (I.R.S.  Employer
       of  incorporation  or  organization)            Identification  No.)


 2633 Lincoln Boulevard, Suite 117, Santa Monica, California          90405-4656
     (Address of principal executive offices)                         (Zip code)


                   (Issuer's telephone number): (310) 452-3206

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

Yes  [  ]  No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated b y reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant did not report any revenues for the fiscal year ended July 31, 2003.

Aggregate  market  value  of the voting stock held by non-affiliates on:
June 30, 2005            $546,794
Shares  outstanding  of  the Registrant's only class of common stock on:
June 30, 2005          32,708,600

Transitional  Small  Business  Disclosure  Format  (Check  One):  Yes:   ; No: x

DOCUMENTS  INCORPORATED  BY  REFERENCE.  None.

                                TABLE OF CONTENTS

PART  I

     Item  1.  Description  of  Business                                       1
     Item  2.  Description  of  Property                                       2
     Item  3.  Legal  Proceedings                                              3
     Item  4.  Submission  of  Matters  to  a  Vote  of Security Holders       3

PART  II
     Item  5.  Market  for  Common  Equity  and  Related  Shareholder Matters  3
     Item  6.  Management's  Discussion  and Analysis or Plan of Operation     5
     Item  7.  Financial  Statements                                           8
Item 8. Changes in and Disagreements with Accountants on Accounting 20 And Financial Disclosure
     Item  8A.Controls  and  Procedures                                       21
     Item  8B.     Other  Information                                         22

PART  III
     Item  9.  Directors,  Executive  Officers,  Promoters  and Control       21
     Persons; Compliance With  Section  16  (a)  of  the  Exchange  Act
     Item  10.  Executive  Compensation                                       22
Item 11. Security Ownership of Certain Beneficial Owners and Management 23 And Related Stockholder Matter
     Item  12.  Certain  Relationships  and  Related  Transactions            24
     Item  13.  Exhibits                                                      25
     Item  14.  Principal  Accountant  Fees  and  Services                    25

                                     PART 1

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Organization and Nature  of  Business

Malahat Energy Corporation ("Malahat" or the "Company") is a Nevada corporation that was formed on July 26, 1994. The Company operated as a development stage enterprise and was engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. The Company completed a reverse merger with a publicly traded "Shell" company (See Below) in May 2001 and traded on the Over the Counter Bulletin Board under the symbol "MAHT".

On August 30, 2004, the Company's board of directors approved a plan of reorganization pursuant to which the Company transferred substantially all of its assets and substantially all of its liabilities except for liabilities of approximately $70,000 to its wholly owned subsidiary, MSC. In connection with the plan of reorganization all of MSC outstanding stock was distributed to the Company's existing stockholder.

                                        1
On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

On December 22, 2004, the Company changed its name to PHC and on December 23, 2004, the Company elected to become a BDC under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company now trades on the "pink sheets" under the name PHC Holdings and under the symbol "PHCD."

Subsequent to the name change and electing to be a BDC, the Company will be continuously seeking operating private profitable entities in which to invest in and offer management skills. A business development company is defined and regulated by the Investment Company Act of 1940 ("1940 Act"). A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

Reverse  Merger

Effective May 4, 2001, Sarenghetti Enterprises ("SARG") entered into a reorganization and stock exchange agreement (the "Agreement") with Malahat Systems Corporation ("MSC"). Pursuant to the terms of the Agreement, all of the 6,765,929 outstanding common shares of MSC were exchanged for shares of SARG on a 1 to 1 basis or 6,765,929 shares of common stock of SARG. Immediately after the reorganization SARG had a total of 6,765,929 shares issued and outstanding. As a result, MSC is a wholly-owned subsidiary of SARG.

On May 4, 2001, Granada Mineral Products, Inc. ("BMP") entered into an agreement and plan of reorganization and merger (the "plan" or "merger") with SARG. Immediately prior to the merger, GMP had 100,000,000 shares authorized and 5,425,000 shares issued and outstanding. Effective May 9, 2001 and pursuant to the merger, all of the 6,765,929 outstanding common shares of SARG were exchanged for shares of GMP on a 1 to 1.49 basis or into 10,075,000 shares of common stock of GMP for a total of 15,500,000 shares of common stock issued and outstanding.

Immediately after the merger, the officer and director of GMP resigned and the management of SARG controlled such positions; therefore effecting a change of control. As a result the Company accounted for the transaction as a reverse merger whereby SARG was considered the accounting acquirer as it retained control of GMP after the merger. The Company simultaneously changed its name to Malahat Energy Corporation and changed its fiscal year end from December 31, to July 31. The results of GMP previously filed in prior years are not included herein. The related financial statements are the results of operations of SARG.

Since GMP's continuing operations were insignificant, pro forma consolidated statements of operations are not presented here.

Research  and  Development

Research and development costs are charged to operations as incurred. The amount of research and development costs is reduced by any applicable refundable tax credits relating to government grants. For the years ended July 31, 2003 and 2002, the Company incurred research and development costs in the amount of $0 and $54,497, respectively and $480,961 from inception through July 31, 2003.

Employees

At July 31, 2003, the Company had 2 Employees and had no employees at June 30, 2005.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company's principal operating offices were located in approximately 10,800 square feet of space in Delta, British Columbia, Canada. It occupied these premises under a sublease on a month-to-month basis. The monthly rental on this space was $1,400 per month.

Currently, the Company's offices are located at 2633 Lincoln Boulevard, Suite 117, Santa Monica, California 90405. It occupies these premises under a lease on a month-to-month basis. The monthly rental on this space is $50.00 per month.

The Company considers its facilities to be sufficient for current and anticipated near-term operations. Within the next twelve months, the Company believes that it may need to lease an additional 1,000 square feet of additional office space to accommodate anticipated long-term expansion plans upon investment in private entities.
                                        2

ITEM  3.  LEGAL  PROCEEDINGS

Currently,  the  Company  is  not  a  party  to  any  pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during of the year ended July 31, 2003.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND RELATED SHAREHOLDER MATTERS AND SMALL
BUSINESS  ISSUES  PURCHASES  OF  EQUITY  SECURITIES

The Company's common stock is quoted on the National Association of Securities Dealers, Inc. PINK SHEETS under the symbol "PHCD" and is not listed for trading on any exchange. The PINK SHEETS, which is separate and distinct from the NASDAQ Stock Market, is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., or NASDAQ, PINK SHEETS, and OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network.

The Company's common stock began trading on the OTC Bulletin Board on May 30, 2001 under the symbol "MAHT". Prior to this date, the predecessor pre-merge public entity Granada Mineral Products Inc. traded under the symbol "GDMN". Set forth below are the high and low closing bid and asking prices for the Company's common stock by quarter, from January 2, 2002 through June 30, 2005. The common stock began to trade on the PINK SHEETS in January 2004. Commencing December 24, 2004, the stock began trading under the symbol "PHCD". The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent transactions.



                     CLOSING BID                  CLOSING ASK

2002               HIGH         LOW             HIGH         LOW
----               ----         ---             ----         ---
      JAN. 2
      THRU         .70          .35             .80          .40
      MAR. 28

      APR. 1
      THRU         .62          .06             .66          .08
      JUNE. 28

      JULY. 1
      THRU         .14          .045            .16          .06
      SEPT. 30

      OCT. 1
      THRU         .055         .022            .08          .03
      DEC. 31

2003
----

      JAN. 2
      THRU         .04          .021            .07          .03
      MAR. 31

      APR. 1
      THRU         .07          .01             .078         .014
      JUNE 30

      JULY 1
      THRU         .06          .035            .07          .05
      SEPT. 30

      OCT. 1
      THRU         .045         .03             .09          .04
      DEC. 31



                     CLOSING BID                  CLOSING ASK

2004               HIGH         LOW             HIGH         LOW
----               ----         ---             ----         ---

      JAN. 2
      THRU         .06          .03              .10         .05
      MAR. 31

      APR. 1
      THRU         .055         .03              .065        .035
      JUNE 30

      JULY 1
      THRU         .025         .02              .04         .025
      SEPT. 30

      OCT. 1
      THRU         .03          .02              .05         .03
      DEC. 31


2005
----

      JAN. 3
      THRU         .60          .03              .69         .05
      MAR. 31

      APR. 1
      THRU         .10          .0225            .135        .03
      JUNE 30

Number  of  Shareholders

As of July 31, 2003, the Company had 16,006,875 shares of its common stock outstanding, held of record by approximately 1,000 shareholders. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

As of June 30, 2005, the Company had 32,708,600 number of shares of its common stock outstanding, held of record by approximately 124 shareholders. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

Penny  Stock

Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's Common Stock will be on the "PINK SHEETS" or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company's Common Stock is subject to the provisions of Section 15(g) and Rule 15g9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders  to  sell  their  shares.
                                        4

Recent  Sales  of  Unregistered  Securities

There were no issuances of securities without registration under the Securities Act of 1933, as amended, during the year ended July 31, 2003 that were not previously disclosed in one of our periodic reports during the year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATIONS

Forward-Looking  Statements

Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this report on Form 10-KSB. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

The information contained in this report is not a complete description of the Company's former business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in its common stock you should carefully review and consider the various disclosures we made in this report, and in other reports filed with the Securities and Exchange Commission that discuss the Company business in greater detail and that disclose various risks, uncertainties and other factors that may affect business, results of operations or financial condition.

RESULTS  OF  OPERATIONS

For the year ended July 31, 2003, the Company expended $0 on research and development. For the year ended July 31, 2003, the Company showed a gain of $398,063 attributable to forgiveness of accrued liabilities related to salaries that was owed to three of its shareholders. No such gain was recorded in fiscal year ended July 31, 2002.

For the year ended July 31, 2003, the Company expended $290,146 on general and administrative expenses as compared to $511,356 for the year ended July 31, 2002. The primary reasons for this decline in spending was a reduction in wages and salaries paid of approximately $150,000 and a reduction on office expense spending of approximately $70,000. The Company's operating income for the year ended July 31, 2003 was $50,211 compared to a loss of $565,853 for the year ended July 31, 2002. This decrease is attributable to the above noted decreases in general and administrative spending and the gain attributable to the forgiveness of debt. The income per common share for the year ended July 31, 2003 was $0.00; as compared to a loss of $0.04 for the year ended July 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Capital  Resources

As of July 31, 2003, the Company had cash of $2,390 and a working capital deficiency of approximately $280,000. Included in this working capital deficiency are consultants expenses in the amount of approximately $250,000.

Cash  Flows  from  Operating  Activities

Net cash provided by operating activities for the year ended July 31, 2003 was $5,845 as compared to $170,280 used in operations for the year ended July 31, 2002.

The primary contributor to this increase was the gain on forgiveness of accrued liabilities offset by the decrease in accounts payable.

Cash  Flows  Used  in  Investing  Activities

Net  cash  used  in investing activities decreased by $62,128 for the year ended
July 31, 2003 as compared to the same period last year. This decrease is attributable to an equivalent decrease in spending on the Biofuel system manufacturing costs and no current year purchases of fixed assets

Cash  Flows  from  Financing  Activities

Net cash provided by financing activities increased by $9,000 for the current year, attributable to proceeds for subscribed stock.

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. The Company discontinued all operations as of May 2003. The Company will require substantial additional funding for continuing BDC administration obtaining regulatory approval and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expense and complications, the cessation of all operations frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company may seek to raise additional funds to meet its working capital requirements through the additional sales of debt and equity securities. The Company's management is pursuing financing for its operations and expansion, including manufacturers' financing, bank leasing and bond or equity financing. Failure to secure such financing or to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations.

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

Capital  Expenditures

No  capital  expenditures  are  planned  for  the  next  12  months.

Critical  Accounting  Policies

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

Long-Lived  Assets

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

Research  and  Development

Research and development costs are charged to operations as incurred. The amount of research and development costs is reduced by any applicable refundable tax credits relating to government grants.

Income  Taxes

                                        6
The Company follows SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Subsequent  Events

10.  SUBSEQUENT  EVENTS

On August 30, 2004, the Company's board of directors approved a plan of reorganization pursuant to which the Company transferred substantially all of its assets and substantially all of its liabilities except for liabilities of approximately $70,000 to its wholly owned subsidiary, MSC. In connection with the plan of reorganization all of MSC outstanding stock was distributed to the Company's existing stockholder.

On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

On December 22, 2004, the Company changed its name to PHC and on December 23, 2004, the Company elected to become a BDC under the Investment Company Act of 1940, as amended (the "1940 Act").

Recently  Issued  Accounting  Pronouncements

In July 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The adoption of SFAS 142 did not have a material impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on its financial statements.

In July 2001, FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. The adoption of SFAS 144 did not have a material impact on its financial statements.

In August 2002, the FASB issued SFAS No. 146 ("SFAS 146"). SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS 146 did not have a material impact on the Company's financial statement.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. The adoption of SFAS No. 123-R did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for
Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM  7.  FINANCIAL  STATEMENTS

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


  Report of Independent Registered Accounting Firm - Squar, Milner, Reehl & 8 Williamson, LLP

  Report of Independent Registered Accounting Firm - Stark Winter Schenkein & 9 Co., LLP

  Consolidated  Balance  Sheet                                                10

     Consolidated  Statements  of  Operations                                 11
     and  Other Comprehensive  Income (Loss)

     Consolidated  Statements  of  Stockholders'  Deficit                     11

     Consolidated  Statements  of  Cash  Flows                                12

     Notes  to  Consolidated  Financial  Statements                           12


   REPORT  OF  INDEPENDENT  REGISTERED  ACCOUNTING  FIRM

To  the  Board  of  Directors  and  Stockholders
Malahat  Energy  Corporation  and  Subsidiary


                                        8
We have audited the accompanying consolidated balance sheet of Malahat Energy Corporation and Subsidiary (the "Company"), a development stage company, as of July 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years ended July 31, 2003 and 2002 and for the period July 26, 1994 (inception) through July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period July 26, 1994 (inception) through July 31, 2001, were audited by other auditors whose report dated November 12, 2001 expressed an unqualified opinion on those statements. The financial statements for the period July 26, 1994 (inception) through July 31, 2001 includes accumulated losses of $1,657,105. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period July 26, 1994 (inception) through July 31, 2003, insofar as it relates to amounts for periods through July 31, 2001, is based on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Malahat Energy Corporation and Subsidiary as of July 31, 2003, and the consolidated results of their operations and their cash flows for the years ended July 31, 2003 and 2002 and the period July 26, 1994 (inception) through July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company is a development stage company, which has experienced significant losses since inception with no revenues from its principal operations. Additionally, the Company has suffered negative cash flow from operations. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result the Company be unable to continue as a going concern.

/s/Squar, Milner, Reehl & Williamson, LLP
-----------------------------------------
Squar, Milner, Reehl & Williamson, LLP
June  15,  2005
Newport  Beach,  California

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders  and  Board  of  Directors
Malahat  Energy  Corporation
 (A  Development  Stage  Company)

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Malahat Energy Corporation (a development stage company) for the years ended July 31, 2000 and 2001, and for the period July 26, 1994 (inception) through July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period July 26, 1994 (inception) through July 31, 1999, were audited by other auditors whose reports expressed unqualified opinions on those financial statements. The financial statements for the period July 26, 1994 (inception) through July 31, 1999 include net loss of $667,867. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period from July 26, 1994 (inception) through July 31, 2001, insofar as it relates to amounts for periods through July 31, 1999, is based on the reports of other auditors.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the years ended July 31, 2000 and 2001 and the period July 26, 1994 (inception) through July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark  Winter  Schenkein  &  Co.,  LLP
Denver,  Colorado
November  12,  2001


                                          MALAHAT ENERGY CORPORATION
                                          --------------------------
                                                AND SUBSIDIARY
                              (Formerly Known As Granada Mineral Products, Inc.)
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEET
                                                 July 31, 2003



ASSETS

Current Assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,390
 Recoverable tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,280
                                                                                                         ------------
                                                                                                               3,670

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,446
                                                                                                         ------------
                                                                                                         $    24,116
                                                                                                         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  248,435
 Due to related party . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,841
                                                                                                         ------------
                                                                                                             284,276
                                                                                                         ------------

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,006,875 shares issued and outstanding       16,007
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,915,466
Common stock subscribed . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,800
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (27,686)
Deficit accumulated during development stage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,172,747)
                                                                                                          -----------
                                                                                                            (260,160)
                                                                                                         ------------
                                                                                                          $    24,116
                                                                                                         ============

                                          MALAHAT ENERGY CORPORATION
                                          --------------------------
                                                AND SUBSIDIARY
                              (Formerly Known As Granada Mineral Products, Inc.)
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND OTHER COMPREHENSIVE INCOME (LOSS)

                      For The Years Eended July 31, 2003 and 2002 and The Period From
                                July 26, 1994 (Inception) Through July 31, 2003


                                                                          July 26, 1994
                                                                        (Inception) Through
                                                     2003          2002   July 31, 2003


REVENUE . . . . . . . . . . . . . . . .  . .  $         -   $         -   $         -
                                                  -------       -------     ---------

OPERATING EXPENSES
 General and administrative . . . . . . . . . . . 290,146       511,356     1,802,757
Research and development. . . . . . . . . . . . .       -        54,497       480,961
Loss on asset impairment. . . . . . . . . . . . .  55,946             -        55,946
                                                  -------       -------     ---------
                                                  346,092       565,853     2,339,664
                                                  -------       -------     ---------

OTHER INCOME (EXPENSE)
Interest income . . . . . . . . . . . . . . . . .   1,803             -         8,062
Gain on forgiveness of accrued liabilities        398,063             -       398,063
 Interest expense                                  (3,563)            -      (239,208)
                                                   -------      -------     ---------
                                                  396,303             -       166,917
                                                  -------       -------     ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .  50,211      (565,853)   (2,172,747)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS. . . . . (21,133)      (10,167)      (27,686)
                                                  -------       -------     ---------

OTHER COMPREHENSIVE INCOME (LOSS) . . . . . . $    29,078   $  (576,020)   (2,200,433)
                                                  =======      ========    ==========
BASIC AND DILUTED NET LOSS ATTRIBUTABLE       $      0.00   $     (0.04)
TO SHAREHOLDERS PER COMMON SHARE.
                                                  =======      ========


BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING            15,741,634    15,500,000
                                               ==========    ==========



                                          MALAHAT ENERGY CORPORATION
                                          --------------------------
                                                AND SUBSIDIARY
                              (FORMERLY KNOWN AS GRANADA MINERAL PRODUCTS, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       FOR THE PERIOD FROM JULY 26, 1994 (INCEPTION) THROUGH JULY 31, 2003



                                                                         Common     Accumulated   Other Deficit
                                    Common Stock        Additional       Stock      Comprehensive Accumulated During
                               Shares          Amount   Paid-in Capital  Subscribed Income (Loss) Development Stage     Total
                               ------------  ---------- ---------------  ---------- ------------ ------------------ -   -----

Inception - July 26, 1994 .$        -   $           -   $            -   $        - $           - $           - $           -
Shares issued to founders
for cash at $0.00001 per
share.                      2,919,009             142                -            -             -             -           142
Net loss. . . . . . . . . .         -               -                -            -             -       (87,983)      (87,983)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1995 . . 2,919,009             142                -            -                     (87,983)      (87,841)
Capital contribution. . . .         -               - .         12,811            -             -             -        12,811
Shares issued for services
And conversion of loans at
$0.17 per share             1,886,838           1,887          227,709            -             -             -       229,596
Shares redeemed . . . . . .(1,184,561)         (1,185)         (26,318)           -             -             -       (27,503)
Reclass paid in capital . .         -           2,777           (2,777)           -             -             -             -
Net loss. . . . . . . . . .         -               -                -            -             -      (122,049)     (122,049)
                            -------------------------------------------------------------------------------------------------
BALANCE - July 31, 1996 . . 3,621,286           3,621          211,425            -             -      (210,032)        5,014
Shares issued for services  1,588,841           1,589          185,772            -             -             -       187,361
at $0.17 per share
Net loss. . . . . . . . . .                                                                            (213,522)     (213,522)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1997 . . 5,210,127           5,210          397,197            -             -      (423,554)      (21,147)
Shares issued for services   .618,995             619           72,293            -             -             -        72,912
at $0.17 per share
Shares issued for cash at   . 383,110             383           51,760            -             -             -        52,143
$0.17 per share
Net loss. . . . . . . . . .         -               -                -            -             -      (121,961)     (121,961)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1998 . . 6,212,232           6,212          521,250            -             -      (545,515)      (18,053)
Shares issued for services  . .72,071              72            7,947            -             -             -         8,019
at $0.17 per share
Net loss. . . . . . . . . .         -               -                -            -             -      (122,352)     (122,352)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1999 . . 6,284,303           6,284          529,197            -             -      (667,867)     (132,386)
Capital contribution. . . .         -               -            3,399            -             -             -         3,399
Shares issued for services  . 719,046             719           81,324            -             -             -        82,043
at $0.17 per share
Shares issued for interest     74,454              74           25,415            -             -             -        25,489
at $0.51 per share
Foreign currency translation        -               -                -            -        (1,715)                     (1,715)
adjustment
Net loss. . . . . . . . . .         -               -                -            -             -      (162,234)     (162,234)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 2000     7,077,803           7,077          639,335            -        (1,715)     (830,101)     (185,404)
Shares issued for           1,034,910           1,035          253,060            -             -             -       254,095
Conversion of debt
at $0.24 per share
Discount on conversion of           -               -          207,000            -             -             -       207,000
debt to common stock
Shares issued for services    992,453             993          326,336            -             -             -       327,329
and interest at $0.44 per
share
Shares issued for cash at     969,834             970          277,167            -             -             -       278,137
$0.44 per share
Shares issued pursuant to   5,425,000           5,425           (7,125)           -             -             -        (1,700)
recapitalization
Shares issued for cash at     100,000             100          199,900            -             -             -       200,000
$2.00 per share
Shares  retired              (100,000)           (100)             100            -             -             -             -
Foreign currency                    -               -                -            -         5,329                       5,329
translation adjustment
Net  loss                           -               -                -            -             -      (827,004)     (827,004)
                           ---------------------------------------------------------------------------------------------------
BALANCE - July 31, 2001    15,500,000          15,500        1,895,773            -         3,614    (1,657,105)      257,782
Common  stock  subscribed           -               -                -       10,000             -             -        10,000
Foreign currency                    -               -                -            -       (10,167)            -       (10,167)
Translation adjustment
Net  loss                           -               -                -            -             -      (565,853)     (565,853)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 2002    15,500,000          15,500        1,895,773       10,000        (6,553)   (2,222,958)     (308,238)
Common  stock  subscribed           -               -                -       19,000             -             -        19,000
Shares issued for             506,875             507           19,693      (20,200)            -             -             -
subscribed stock
Currency  translation               -               -                -            -       (21,133)            -       (21,133)
adjustment
Net  income                         -               -                -            -             -        50,211        50,211
                           --------------------------------------------------------------------------------------------------
BALANCE - July 31, 2003    16,006,875        $ 16,007        $ 1,915,466     $ 8,800    $ (27,686) $ (2,172,747)   $ (260,160)
                           ==================================================================================================

                                         MALAHAT ENERGY CORPORATION
                                          --------------------------
                                                AND SUBSIDIARY
                              (FORMERLY KNOWN AS GRANADA MINERAL PRODUCTS, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JULY 31, 2003 AND 2002 AND THE PERIOD FROM
                                JULY 26, 1994 (INCEPTION) THROUGH JULY 31, 2003

                                                                                              July 26, 1994 (Inception)
                                                                       2003         2002       Through  July 31, 2003
                                                                      ---------   ----------- --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .$  50,211   $ (565,853) $ (2,172,747)
Adjustments to reconcile net loss to net cash
provided by (used) in operating activities:
   Non-cash capital contribution . . . . . . . . . . . . . . . . . . .        -            -        16,210
   Issuance of common shares for non-  cash items. . . . . . . . . . .        -            -     1,139,749
   Gain on forgiveness of accrued liabilities. . . . . . . . . . . . . (398,063)           -      (398,063)
   Loss on asset impairment . . . . . . . . . . . . . . . . . . . . . .  55,946            -        55,946
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,820        4,513         9,458
   Changes in operating assets and liabilities:
   Recoverable tax credits. . . . . . . . . . . . . . . . . . . . . . .  67,643      (11,694)       (1,280)
   Accounts payable and accrued liabilities . . . . . . . . . . . . . . 198,693      402,834       646,497
   Due to related party . . . . . . . . . . . . . . . . . . . . . . . . .28,595          (80)       28,515
                                                                     ----------   -----------      --------
Net cash provided by (used) in operating activities. . . . . . . . . .    5,845     (170,280)     (675,715)
                                                                     ----------   -----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . . . . . . . . . . . .        -      (10,158)      (29,904)
Biofuel system manufacturing costs . . . . . . . . . . . . . . . . . .   (1,988)     (53,958)      (55,946)
                                                                     ----------   -----------      --------
Net cash used in investing activities. . . . . . . . . . . . . . . . .   (1,988)     (64,116)      (85,850)
                                                                     ----------   -----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash . . . . . . . . . . . . . . . . . .        -            -       530,422
Shares redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -            -       (27,503)
Proceeds for subscribed stock. . . . . . . . . . . . . . . . . . . . .   19,000       10,000        29,000
Proceeds from shareholder loans. . . . . . . . . . . . . . . . . . . .        -            -         7,911
Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . .        -            -       264,788
                                                                     ----------   -----------      --------
Net cash provided by financing activities. . . . . . . . . . . . . . .   19,000       10,000       804,618
                                                                     ----------   -----------      --------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT. . . . . . . . . . . . . . . .  (21,133)     (10,167)      (27,686)
                                                                     ----------   -----------      --------
NET (DECREASE) INCREASE IN CASH. . . . . . . . . . . . . . . . . . . .    1,724     (234,563)        2,390

CASH - beginning of year . . . . . . . . . . . . . . . . . . . . . . .      666      235,229             -
                                                                     ----------   -----------      --------

CASH - end of year . . . . . . . . . . . . . . . . . . . . . . . . . .$   2,390   $      666         2,390
                                                                     =========    ==========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . .$       -   $        -      $      -
                                                                      =========    ==========       =======
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .$       -   $        -      $      -
                                                                      =========    ==========       =======
NON CASH FINANCING AND
 INVESTING ACTIVITIES

Conversion of notes payable to common stock                                   -            -        254,095
                                                                      =========    ==========       =======

                           MALAHAT ENERGY CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
               (Formerly Known As Granada Mineral Products, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2003

1.  ORGANIZATION

Nature  of  Business

Malahat Energy Corporation ("Malahat" or the "Company") is a Nevada corporation that was formed on July 26, 1994. The Company operated a development stage enterprise and was engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. The Company completed a reverse merger with a publicly traded "Shell" company (See Below) in May 2001 and traded on the Over the Counter Bulletin Board under the symbol "MAHT".

On December 22, 2004, the Company changed its name to "PHC Holdings" and on December 23, 2004, elected to become a "Business Development Company" ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). See Note 10 for additional information.

Reorganization  of  Sarenghetti  Enterprise

Effective May 4, 2001, Sarenghetti Enterprises ("SARG") entered into a reorganization and stock exchange agreement (the "Agreement") with Malahat Systems Corporation ("MSC"). Pursuant to the terms of the Agreement, all of the 6,765,929 outstanding common shares of MSC were exchanged for shares of SARG on a one-for-one basis or 6,765,929 shares of common stock of SARG. Immediately after the reorganization SARG had a total of 6,765,929 shares issued and outstanding. As a result, MSC is a wholly owned subsidiary of SARG. Subsequent to May 4, 2001, the Company completed a reverse merger (See Below).

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

Immediately after the merger, the officer and director of GMP resigned and the management of SARG controlled such positions; therefore effecting a change of control. As a result the Company accounted for the transaction as a reverse merger whereby SARG was considered the accounting acquirer as it retained control of GMP after the merger. The Company simultaneously changed its name to Malahat Energy Corporation and changed itsfiscal year end from December 31 to July 31. The results of GMP previously filed in prior years are not included herein. The related financial statements are the results of operations of SARG.

Since GMP's continuing operations were insignificant, pro forma consolidated statements of operations are not presented here.

Development  Stage  and  Going  Concern

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from its principal operations and there is no assurance of any future revenues. As of July 31, 2003, the Company had accumulated deficit of approximately $2,173,000 and a working capital deficit of approximately $281,000.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approvals and commercializing of its proposed products. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and challenges frequently encountered upon entrance into established markets and the competitive environment in which the Company operates.

Management plans to obtain revenues from product sales, but there is no commitment by any person to purchase any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional issuances of debt and equity securities. The Company's management is pursuing further contributions and grants from government agencies and is pursuing financing for its operations and expansion, including manufacturers' financing, bank leasing and bond or equity financing. Failure to secure such financing or to raise additional equity capital may result in the Company depleting its available funds and not being able to pay for its obligations.

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

Risks  and  Uncertainties

The Company has a limited operating history. The Company has not yet generated any revenue from its business operations. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing energy market and any changes in government regulations. The Company and its subsidiary have no experience in obtaining regulatory clearance of these types of products. Therefore, the Company may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

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

Use  of  Estimates

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for the deferred income tax valuation allowance. Actual results could differ from those estimates.

Grants

The Company periodically receives grants from the Canadian government which are used to fund research and development activities and the acquisition of equipment. Proceeds from these grants are offset against research and development expenses in the accompanying consolidated statements of operations and other comprehensive loss when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the properties' historical cost. The Company received no grants during the year ended July 31, 2003 and approximately $185,000 during the year ended July 31, 2002, which the Company has recorded under the "Research and development" caption in the consolidated statements of operations and comprehensive income
(loss).

There is no guaranteed commitment from the Canadian government for such grants, and there can be no assurance that such grants will be available to the Company in the future.

Fair  Values  of  Financial  Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable and accounts payable and accrued expenses, approximate their fair value at July 31, 2003, due to their short-term nature. The fair value of related party transactions are not determinable as these transaction were not consummated at arms length. Foreign Currency Translation

Assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in other comprehensive loss and accumulated in a separate component of stockholders' deficit. Such amount was $27,686 at July 31, 2003. Income and expense are translated at weighted average exchange rates for the period. For the years ended July 31, 2003 and 2002, the Company had no foreign exchange transaction gains or losses.

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

Long-Lived  Assets

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. As of July 31, 2003, the Company failed to commercialize the BioFuel System and was placed in storage. Under these circumstances, management of the Company believes that an impairment loss on the BioFuel System of $55,946 was incurred. See Note 3 for additional information.

Revenue  Recognition

The Company intends to recognize revenue from product sales, net of any discounts, when products are shipped and title passes to customers. Revenues from services are recognized at the time the related service is performed. From inception through July 31, 2003, the Company had generated no revenues.

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"). SAB 101, which was subsequently superseded by SAB 104, provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements.

Research  and  Development

Research and development costs are charged to operations as incurred. The amount of research and development costs is reduced by any applicable refundable tax credits relating to government grants.

Advertising

The Company expenses the cost of advertising under the "General and administrative" caption of the consolidated statements of operations and comprehensive loss when incurred. The Company had no advertising expenses in the years ended July 31, 2003 and 2002.

Income  Taxes

The Company follows SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for income taxes in the period of change.

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

The Financial Accounting Standards Board ("FASB") issued SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. No options were granted as of July 31, 2003.

Basic  and  Diluted  Loss  per  Common  Share

The Company follows SFAS No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were zero and 86,450 additional potential common shares as of July 31, 2003 and 2002, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (See Note 9).

Comprehensive  Income  (Loss)

The Company adopted SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income
(loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' deficit.

Segments  of  an  Enterprise  and  Related  Information

The Company adopted SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company has had no revenues since its inception. See Note 4 for information on long-lived assets located in Canada.

Recently  Issued  Accounting  Pronouncements

In July 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The adoption of SFAS 142 did not have a material effect on its financial statements.

In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on its financial statements.

In July 2001, FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. The adoption of SFAS 144 did not have a material impact on its financial statements.

In August 2002, the FASB issued SFAS No. 146 ("SFAS 146"). SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS 146 does not have a material impact on the Company's future financial statements.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. The adoption of SFAS No. 123-R did not have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for
Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the July 31, 2002 financial statements presentation to correspond to the current year presentation.

3.  BIOFUEL  SYSTEM

In August 2001, the Company entered into an agreement with a customer to supply, install and operate the M500 BioFuel system. The system is capable of producing clean renewable green gas from organic waste, heat, water and air. The system was placed at the customer's site and was operating for a month, but it was returned to the Company's facility in October 2002 because it could not work on a stand-alone basis. The Company has incurred and capitalized approximately $55,000 in relation to manufacturing the M500. Because the Company has not earned any revenue from the above transaction, the M500 can not be used or sold at its existing condition. As a result of the Company's inability to raise additional funds to commercialize the product, management has decided to impair the asset in the accompanying 2003 consolidated financial statements.

4.  PROPERTY  AND  EQUIPMENT

Property and equipment, all located in Vancouver, Canada consists of the following at July 31, 2003:

Computer  hardware  and  software     $    2,773
Equipment                                 27,131
                                          ------
                                          29,904
Accumulated  depreciation                 (9,458)
                                          ------
                                       $  20,446
                                          ======

5.  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities consist of the following at July 31, 2003:

Trade  accounts  payable            $    227,018
Accrued consulting and professional fees  21,417
                                          ------
                                    $    248,435
                                         =======

During fiscal year ended July 31, 2003, three shareholders forgave salaries owed to them totaling approximately $398,063 which is included as gain on forgiveness of accrued liabilities in the accompanying consolidated statement of operations and comprehensive income (loss).

6.  DUE  TO  A  RELATED  PARTY

The amount due to a related party was advanced to the Company from an officer. The advance is due on demand, is unsecured and has no set interest rate.

7.  EQUITY  TRANSACTIONS

Common  Stock

On June 30, 2002, the Company received $10,000 from an investor for 100,000 shares at $0.10 per share. Because the shares were not issued as of July 31, 2002, the contribution was accounted for and reported as common stock subscribed in the accompanying consolidated statements of stockholders deficit. The Company granted this investor a warrant to purchase up to 100,000 of the Company's common stock (see below) at graduated exercise prices ranging from $0.20 to $0.30 per share. The warrant vested on the date of grant and was not exercised during fiscal year ended July 31, 2003.

During fiscal year ended July 31, 2003, the Company received $19,000 from various investors for 436,375 subscribed shares at graduated issuance prices of between $0.10 and $.20 per share. Contribution from such shares not yet issued was accounted for and reported as common stock subscribed in the accompanying consolidated statements of stockholders deficit. In addition, the Company issued 506,875 shares for subscribed stock amounting to $20,200.


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

The following represents a summary of warrants outstanding for the year ended July 31, 2003:
                                                                Weighted Average
                                             Warrants             Exercise Price

Warrants outstanding -July 31, 2002           100,000          $            0.25
Warrants  granted                                   -                          -
Warrants  expired/forfeited                         -                          -
Warrants  exercised                                 -                          -
                                              -------                 ----------
Warrants  outstanding  -  July  31,  2003     100,000          $            0.25
                                              -------                 ----------
Warrants  exercisable                         100,000
                                              =======

All warrants have an exercise price ranging from $0.20 to $0.30 per share, with a weighted average exercise price of $0.25 and a weighted average remaining contractual life of 0.4 years. All warrants are exercisable at July 31, 2003.


8.  INCOME  TAX  PROVISION

There is no material income tax expense recorded for the years ended July 31, 2003 and 2002, due to the Company's net losses.

Income tax expense for the years ended July 31, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                               2003          2002
                                               ====          ====

Income  tax  benefit  at  U.S.  federal    $  20,000    $  (192,000)
statutory rates
Miscellaneous  tax  benefits                       -        (37,000)
Change  in  valuation  allowance             (20,000)       229,000
                                           ---------     ----------
                                           $       -    $         -
                                           =========     ==========
The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at July 31 are as follows:

                                                2003      2002
                                                ====      ====
Deferred  tax  assets:
   Net operating loss carry forwards       $  872,000   $  655,000
   Accrued wages                                    -      237,000
   Tax credits                                480,000      480,000
                                           -----------  -----------
        Total deferred tax assets           1,352,000    1,372,000
        Less valuation allowance           (1,352,000)  (1,372,000)
                                           -----------  -----------
        Net deferred tax assets            $        -   $        -
                                           ===========  ===========
As of July 31, 2003, the Company had tax net operating loss ("NOL") carryforwards of approximately $2.2 million. For federal income tax purposes, the NOLs expire at varying dates ending in 2023. For foreign income tax purposes, the NOLs have no expiration date. The Company also has research and development credit carryforwards of approximately $480,000 which expire through 2023.

Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of July 31, 2003, the Company had provided a valuation allowance of $1,352,000 to reduce the deferred tax assets. The net change in the valuation allowance for fiscal year 2003 was a decrease of $20,000.

On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA provides several incentives for US multinational corporations and US manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The US Treasury Department is expected to issue additional guidance with regards to these provisions. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109.We are in the process of analyzing whether to take advantage of this opportunity or the potential impact on our income tax provision, if any.

9.  INCOME  (LOSS)  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods ended July 31:

                                                    2003          2002
                                                    ====          ====

Numerator for basic and diluted
income (loss) per share:
   Net  income  (loss) charged to common       $  50,211    $  (565,853)
   stockholders

Denominator for basic and diluted loss
per share:
   Weighted  average  number  of  shares      15,741,634      15,500,000
                                              ----------      ----------
Basic  and  diluted  loss  per  share          $    0.00    $      (0.04)
                                              ==========      ==========

10.  SUBSEQUENT  EVENTS

On August 30, 2004, the Company's board of directors approved a plan of reorganization pursuant to which the Company transferred substantially all of its assets and substantially all of its liabilities except for liabilities of approximately $70,000 to its wholly owned subsidiary, MSC. In connection with the plan of reorganization all of MSC outstanding stock was distributed to the Company's existing stockholder.

On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

On December 22, 2004, the Company changed its name to PHC and on December 23, 2004, the Company elected to become a BDC under the Investment Company Act of 1940, as amended (the "1940 Act").

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A.  CONTROLS  AND  PROCEDURES

Evaluation  of  Controls  and  Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date"), within 90 days prior to filing the Company's July 31, 2003 Form 10-KSB. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of July 31, 2003, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, have not been adequate, resulting in a pattern of late filings which the board of directors and management have now taken specific steps to correct.

Changes  in  Internal  Control

There were no significant changes made in the Company's internal controls over financial reporting, during the year ended July 31, 2003, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

Limitations  on  the  Effectiveness  of  Internal  Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can e no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM  8B.  OTHER  INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Executive  Officers

The following table sets forth certain information concerning its executive officers and directors as of July 31, 2003:

          Name                    Age          Position  /  Office  Held
----------------------            ---          -------------------------

     Bruce  Ramsay                 51          Chief Financial  Officer,
                                               Secretary,and  Director

     Jake  Neufeld                 53          President,  Chief  Operating
                                               Officer and  Director

     David  Wiles                  70          Director

     Robert  Janzen                54          Director

Bruce Ramsay has served as Chief Financial Officer and Secretary of the Company since May 2001. From October 2000 through May 2001, Mr. Ramsay served as Chief Financial Officer of Malahat Systems Corporation, the entity that was acquired by SARG and whose assets were later acquired by the Company. Prior thereto, from 1995 through September 2000, Mr. Ramsay was the President of Triple F Ventures Ltd., a private venture capital fund focused on Canadian companies and for which he still serves as a director. Mr. Ramsay also serves on the board of directors of HTS Hi-Tech Systems, Ltd., computer systems and consulting company, 455812 B.C. Ltd., a holding company, and Hobbs Miller Maat Inc., a bio-remediation company.

Jake Neufeld has served as Chief Operating Officer for the Company since May 2001 and President since August 2002. Mr. Neufeld is a founding principal of the Company and filled the role of President during the research and development stage of the Company. Mr. Neufeld was President of J. Neufeld Developments, Ltd., from 1974 and J. Neufeld Construction, Inc., from 1979. Drawing on his considerable construction and mechanical engineering background, Mr. Neufeld will focus on commercial implementation of the Company's technology and the production and sales operations of the Company.

Dr. David Wiles was Director General (1975 to 1990) of the National Research Council of Canada, Chemistry Division. Dr. Wiles formerly served as Chairman and then President of the Chemical Institute of Canada and served as a member of the Committee on Macromolecular Chemistry of the U.S. National Research Council, among many other such positions. Since 1990, Dr. Wiles has served as the principal of Plastichem Consulting, a limited partnership which consults to various chemical companies worldwide on polymers and provides expert witness testimony for science and technology matters. Since 1995, Dr. Wiles has served as a director of MLB Industries, Inc., a company whose shares trade on the TSC Venture Exchange under the symbol "MLB".

Robert Janzen is a corporate lawyer practicing in Arthur, Ontario, Canada and was formerly Chairman of one of the Registrant's predecessor private corporate entities, Malahat Systems Corporation from December 1995 through May 2001.

Effective June 30, 2004, the Company's board of directors consisting of Bruce Ramsay and Robert Janzen resigned as officers and directors of the Company. Prior to the effectiveness of such resignations, Malahat's board of directors appointed Pearl Asencio and Sonia Farrell as directors and officers of Registrant. Ms. Farrell is the President and a Director of the Company with Ms. Asencio as the Vice President and Secretary.

The following table sets forth certain information concerning its executive officers and directors as of July 31, 2003:

          Name                    Age          Position  /  Office  Held
----------------------            ---          -------------------------
     Sonia  Farrell                34          President  and  Director

     Pearl  Asencio                55          CFO,  Secretary  and  Director

Sonia Farrell has been the executive assistant for over six years to a prominent actor who has had leading roles in film, TV and on Broadway. Prior to that, she was an executive assistant for six years to the CEO of an investment banking firm which specialized in small-cap companies.

Pearl Asencio recently retired after six years as the special executive administrator for the managing partner of a financial consulting firm. Prior thereto, she was an officer and director of a publicly traded technology firm and was in charge of all administrative operations.

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

Involvement  in  Legal  Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present for former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action) the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed or vacated.

Section  16(A)  Beneficial  Ownership  Report  Compliance

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

Based solely upon review of the copies of such reports furnished to the Company during, and with respect to, the fiscal year ended July 31, 2003, or any written representations received by the Company from a director, officer, or beneficial owner of more than 10% of its common stock that no other reports were required, the Company believes that, for the fiscal year ended July 30, 2003, all Section 16(a) filing requirements applicable to its reporting persons were met.

Code  of  Ethics  Disclosure

As of July 31, 2003, we have not adopted a Code of Ethics for our principal executive, financial, and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. As of June 30, 2005, the Company did not have a Code of Ethics.

Audit  Committee  Financial  Expert

During the fiscal year ended July 31, 2003, the Company did not have an audit committee or a "Committee Financial Expert".


ITEM  10.  EXECUTIVE  COMPENSATION

The Company paid the following compensation to the named executive officers for the fiscal year ended July 31, 2003:

                                       SUMMARY COMPENSATION TABLE
                             Annual Compensation                    Long Term Compensation
                                                                           Restricted
                                                      Other Annual            Stock    Options/ All Other
                             Salary        Bonus      Compensation (4)       Awarded     SARs  Compensation
Name                Year       $             $             $                    $         #         $

    Jake Neufeld    2003      -0-           -0-           -0-                  -0-       -0-       -0-
                              -0-           -0-           -0-                  -0-       -0-       -0-
    Bruce Ramsay    2003      -0-           -0-           -0-                  -0-       -0-       -0-


None of the above named executive officers had employment agreements during the fiscal year ended July 31, 2003 or received any compensation in the form of a bonus, stock awards, stock options, stock appreciation rights, stock dividends or award under any long-term incentive plan. Each of these individuals resigned effective June 30, 2004.

Stock  Option  Plan

On August 1, 2002, the Company's Board approved the Malahat Energy Corporation Stock Option Plan (the "Plan"), effective upon approval by the shareholders of the Company by July 31, 2003. Shareholders of the Company did not approve the Plan and the Plan was abandoned. No options were ever granted by the Company.

No retirement, pension, profit sharing, or similar programs have been adopted by the Company for the benefits of its employees.

Directors are not compensated for any services they may provide as directors on the Company's board of directors.

The Articles of Incorporation provide for a limitation on the liability of officers and directors of the Company, specifically "A director or officer of the Corporation shall have no personal liability to the Corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except for damages for breach of fiduciary duty resulting from (a) acts or omissions which involve intentional misconduct, fraud, or a knowing violation of law, or (b) the payments of dividends in violation of section 78.300 of the Nevada Revised Statutes as it may from time to time be amended or any successor provision thereto."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information regarding the beneficial ownership of its common stock as of June 30, 2005 by:

o each person known by it to own beneficially more than 5%, in the aggregate, of the outstanding shares of its common stock;

o  each  of  its  directors;

o  its  named  executive  officers  in the Summary Compensation Table above; and

o  all  of  its  directors  and  executive  officers  as  a  group.

The following calculations of the percent of outstanding shares are based on - 32,708,600 shares of its common stock issued and outstanding as of June 30, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, the Company believes each shareholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that shareholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within sixty days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. Except as described below, beneficial ownership and, accordingly, percent of class ownership, is calculated pursuant to Securities and Exchange Commission Rule 13d-3.


                                  AMOUNT  AND  NATURE  OF
NAME  AND  ADDRESS                BENEFICIAL  OWNERSHIP          PERCENT
OF  BENEFICIAL  OWNER (1)         OF COMMON STOCK                OF COMMON STOCK
-------------------------         -----------------------        ---------------
Bruce  Ramsay                     400,000  shares                Less than 1%

Jake  Neufeld                     -0-                            -

David  Wiles                      -0-                            -

Robert  Janzen                    -0-                            -

All  officers  and  directors     400,000  shares
As  a  group  (4  persons)

(1)  c/o  PHC  Holdings
     2633  Lincoln  Blvd,  #117
     Santa  Monica,  California  90405

The ownership of Common Stock of the current officers and directors of the Company is as follows:
                                                 AMOUNT  AND  NATURE  OF
NAME  AND  ADDRESS                    BENEFICIAL  OWNERSHIP          PERCENT
OF  BENEFICIAL OWNER                    OF COMMON STOCK          OF COMMON STOCK
--------------------                  ---------------------      ---------------
Sonia  Farrell                              750  shares               (1)
c/o  PHC  Holdings
2633  Lincoln  Blvd.,  Suite  117
Santa  Monica,  California  90405

Pearl  Asencio                              750  shares               (1)
c/o  PHC  Holdings
2633  Lincoln  Blvd.,  Suite  117
Santa  Monica,  California  90405

All  officers  and  directors              1500  shares               (1)

As  a  group  (2  persons)
_________________________
  (1)     Less  than  1%

Securities  Authorized  for  Issuance  Under  Equity  Compensation  Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of July 31, 2003.


               Number of securities to be issued upon exercise of outstanding options, warrants and rights
                        Weighted-average exercise price of outstanding options,
warrants and rights          Number of securities remaining available for future
    issuance under equity compensation plans (excluding securities reflected in column (a))
              Plan Category          (a)          (b)          (c)
Equity  Compensation  plans                 -         -                     -
approved by security holders
Equity compensation plans not         100,000   $  0.25     3,000,000
approved by security holders
Total                                 100,000   $  0.25     3,000,000

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Forgiveness  of  Debt

During fiscal year ended July 31, 2003, three shareholders forgave salaries owed to them totaling approximately $398,063 which is included as gain on forgiveness of debt in the accompanying consolidated statement of operations and comprehensive income (loss).

Due  To  A  Related  Party

The amount due to a related party was advanced to the Company from an officer. The advance is due on demand, is unsecured and has no set interest rate.

ITEM  13.  EXHIBITS

(a) The following documents are filed as part of this Annual Report on Form 10-KSB at item 7.

Financial  Statements
Report of Independent Registered Accounting Firm - Squar, Milner, Reehl & Williamson, LLP
Report of Independent Registered Accounting Firm - Stark Winter Schenkein & Co., LLP
Consolidated  Balance  Sheet
Consolidated Statements of Operations and Other Comprehensive Income (Loss) Consolidated Statement of Stockholders' Deficit
Consolidated  Statements  of  Cash  Flows
Notes  to  Consolidated  Financial  Statements

(b) Financial Statement Schedule Auditors Report from inception to December 31, 1999 - N/A

(c) Exhibits are incorporated herein by reference or are filed with this report as indicated below;

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

(b)  Reports  on  Form  8-K  in  last  fiscal  quarter

                                      None

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended July 31, 2003 were approximately $39,500.

There were no other services performed by our auditors during fiscal year ended July 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on 15th day of July 2005.


                           MALAHAT ENERGY CORPORATION


                  By: /s/Bruce Ramsay
                      ---------------
                      Bruce  Ramsay
                      Chief  Financial  Officer


Power  of  Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sonia Farrell, her attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


     Signature                    Title                    Date
----------------------      ------------------       ----------------
/s/Jake  Neufeld          President and Director               August 1, 2005
   Jake  Neufeld

/s/  Bruce  Ramsay      Chief  Financial  Officer,             August 1, 2005
     Bruce  Ramsay      Secretary  and  a  Director

/s/  David  Wiles               Director                       August 1, 2005
     David  Wiles

/s/  Robert  Janzen             Director                       August 1, 2005
     Robert  Janzen


          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

            Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Jake Neufeld, the President and Chief Executive Officer of Malahat Energy Corporation (the "Company"), certify that:

1.
     I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the Company;



2.
     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;



3.
     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;



4.
     The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:




     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;





     (b)
          Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



     (c)
          Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and



5.
     The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):



     (a)
          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and



     (b)
          Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




Dated:  August  1,  2005          /S/  JAKE  NEUFELD
                                 ------------------
                                 Name:  Jake  Neufeld
                                 Title:  President and Chief Executive Officer



I, Bruce Ramsay, the Chief Financial Officer of Malahat Energy Corporation (the "Company"), certify that:



1.
     I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the Company;



2.
     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;



3.
     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;



4.
     The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:




     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;





     (b)
          Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



     (c)
          Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and



5.
     The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):



     (a)
          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and



     (b)
          Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




Dated:  August  1,  2005          /S/  BRUCE  RAMSAY
                                 ------------------
                                 Name:  Bruce  Ramsay
                                 Title:  Chief  Financial  Officer



                            Certification Pursuant to

                         Exchange Act Rule 15d-14(b) and

                             18 U.S.C. Section 1350


In connection with the Annual Report of Malahat Energy Corporation (the "Company") on Form 10-KSB for the period ended July 31,2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jake Neufeld, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to Exchange Act Rule 15d-14(b) and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:


i.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


ii.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Malahat Energy Corporation and will be retained by Malahat Energy Corporation and furnished to the Securities and Exchange Commission or its staff upon request.




Dated:  August  1,  2005          /S/  JAKE  NEUFELD
                                 ------------------
                                 Name:  Jake  Neufeld
                                 Title: President and Chief Executive Officer


In connection with the Annual Report of Malahat Energy Corporation (the "Company") on Form 10-KSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Ramsay, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to Exchange Act Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:


i. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


ii .The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Malahat Energy Corporation and will be retained by Malahat Energy Corporation and furnished to the Securities and Exchange Commission or its staff upon request.




Dated:  August  1,  2005          /S/  BRUCE  RAMSAY
                                 ------------------
                                 Name:  Bruce  Ramsay
                                 Title:  Chief  Financial Officer