Form 10KSB
period 2004-12-31
PHC Holdings
filed 2005-08-01
CIK 1105413

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)


     [ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended July 31, 2004


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

The registrant did not report any revenues for the fiscal year ended July 31, 2004.

Aggregate  market  value  of the voting stock held by non-affiliates on June 30,
2005     $546,794
Shares  outstanding  of  the Registrant's only class of common stock on June 30,
2005     32,708,600

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
     Item  4.  Submission  of  Matters  to  a  Vote  of Security Holders       3

PART  II
     Item  5.  Market  for  Common  Equity  and  Related  Shareholder Matters  3
     Item  6.  Management's  Discussion  and  Analysis or Plan of  Operation   4
     Item  7.  Financial  Statements                                           7
Item 8. Changes in and Disagreements with Accountants on Accounting and 20 Financial Disclosure
     Item  8A.     Controls  and  Procedures                                  20
     Item  8B.     Other  Information                                         20

PART  III
     Item 9. Directors, Executive Officers, Promoters and Control Persons; 21 Compliance With Section 16 (a) of the Exchange Act
     Item  10.  Executive  Compensation                                       21
Item 11. Security Ownership of Certain Beneficial Owners and Management and 22 Related Stockholder Matter
     Item  12.  Certain  Relationships  and  Related  Transactions            24
     Item  13.  Exhibits                                                      24
     Item  14.     Principal  Accountant  Fees  and  Services                 24

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


Research  and  Development

Research and development costs are charged to operations as incurred. The amount of research and development costs is reduced by any applicable refundable tax credits relating to government grants. For the years ended July 31, 2004 and 2003, the Company incurred no research and development costs and $480,961 from inception through July 31, 2004.

Employees

At July 31, 2004, the Company had 2 employees and had no employees at June 30, 2005.

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

The Company considers its facilities to be sufficient for current and anticipated near-term operations. Within the next twelve months, it believes that it may need to lease an additional 1,000 square feet of additional office space to accommodate anticipated long-term expansion plans upon its investment in private entities.
                                        2
ITEM  3.  LEGAL  PROCEEDINGS

Currently,  the  Company  is  not  a  party  to  any  pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during of the year ended July 31, 2004.

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

The Company's common stock began trading on the OTC Bulletin Board on May 30, 2001 under the symbol "MAHT". Prior to this date, the predecessor pre-merge public entity Granada Mineral Products Inc. trades under the symbol "GDMN". Set forth below are the high and low closing bid and asking prices for its common stock by quarter, from January 2, 2002 through June 30, 2005. The common stock began to trade in the PINK SHEETS in January 2004. Commencing December 24, 2004, the stock began trading under the symbol "PHCD". The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent transactions.


              CLOSING  BID                           CLOSING  ASK
2002          HIGH     LOW                           HIGH     LOW
----          ----     ---                           ----     ---
JAN. 2
THRU          .70      .35                           .80      .40
MAR. 28

APR. 1
THRU          .62      .06                           .66      .08
JUNE 28

JULY 1
THRU          .14     .045                           .16      .06
SEPT. 30

OCT. 1
THRU         .055     .022                           .08      .03
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
JUNE 30

                                        3

Number  of  Shareholders

As of July 31, 2004, the Company had 16,006,875 shares of its common stock outstanding, held of record by approximately 1,000 shareholders. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

As of June 30, 2005, the Company had 32,708,600 shares of its common stock outstanding, held of record by approximately 124 shareholders. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

Recent  Sales  of  Unregistered  Securities

There were no issuances of securities without registration under the Securities Act of 1933, as amended, during the year ended July 31, 2004 that were not previously disclosed in one of our periodic reports during the year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATIONS

Forward-Looking  Statements



                                        4
Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this interim report on Form 10-KSB. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

The information contained in this report is not a complete description of Malahat's former business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in its common stock you should carefully review and consider the various disclosures we made in this report, and in other reports filed with the Securities and Exchange Commission that discuss the Malahat business in greater detail and that disclose various risks, uncertainties and other factors that may affect business, results of operations or financial condition.

RESULTS  OF  OPERATIONS

For the year ended July 31, 2004, the Company expended $0 on research and development. For the year ended July 31, 2004, the Company expended $32,892 on general and administrative expenses as compared to $290,146 for the year ended July 31, 2003. The primary reasons for this decline in spending is that the company had ceased operations. The Company's income for the year ended July 31, 2004 was $47,139 an increase of $18,061 from the year ended July 31, 2003. This increase is attributable to the above noted reductions in general and administrative spending as well as an increase in foreign currency translation adjustments. The loss per common share for the year was $0.00; as compared to $0.00 a year ago.

LIQUIDITY  AND  CAPITAL  RESOURCES

Capital  Resources

As of July 31, 2004, Malahat had recoverable tax credits of $701 and a working capital deficiency of $230,183.

Cash  Flows  from  Operating  Activities

Net cash used in operating activities for the year ended July 31, 2004 was $54,374 as compare to $5,845 generated from operating activities for the year ended July 31, 2003.


Cash  Flows  Used  in  Investing  Activities

Net  cash  used  in  investing activities decreased by $1,988 for the year ended
July  31,  2004  as  compared  to  the  same  period  last  year.

Cash  Flows  from  Financing  Activities

Net cash provided by financing activities was $ 0 for the current year. The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from operations and there is no assurance of any future revenues. Malahat discontinued all operations as of May 2003. As of July 31, 2004, Malahat had accumulated a deficit of $2,177,529 and a working capital deficit of approximately $230,183.
                                        5
The Company will require substantial additional funding for continuing BDC administration, obtaining regulatory approval and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expense and complications, the cessation of all operations frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

Long-Lived  Assets

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

Research  and  Development

Research and development costs are charged to operations as incurred. The amount of research and development costs is reduced by any applicable refundable tax credits relating to government grants.

Income  Taxes

The Company follows SFAS No. 109 , "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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


                                        6
On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

On December 22, 2004, the Company changed its name to PHC and on December 23, 2004, the Company elected to become a BDC under the Investment Company Act of 1940, as amended (the "1940 Act").

Recently  Issued  Accounting  Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. The adoption of SFAS 123-R did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for
Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements.

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

ITEM  7.  FINANCIAL  STATEMENTS

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                                                            Page
     Report  of  Independent  Registered  Accounting  Firm:
         -       Report of Squar, Milner, Reehl & Williamson, LLP              7
         -       Report of Stark  Winter  Schenkein  &  Co.,  LLP              8

     Consolidated  Balance  Sheet                                              9

     Consolidated Statements of Operations and Other Comprehensive            10
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

     Consolidated  Statements  of  Cash  Flows                                12

     Notes  to  Consolidated  Financial  Statements                           12

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders
Malahat  Energy  Corporation  and  Subsidiary

We have audited the accompanying consolidated balance sheet of Malahat Energy Corporation and Subsidiary (the "Company"), a development stage company, as of July 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years ended July 31, 2004 and 2003 and for the period July 26, 1994 (inception) through July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period July 26, 1994 (inception) through July 31, 2001, were audited by other auditors whose report dated November 12, 2001 expressed an unqualified opinion on those statements. The financial statements for the period July 26, 1994 (inception) through July 31, 2001 includes accumulated losses of $1,657,105. Our opinion on the statements of operations, shareholders' deficit, and cash flows for the period July 26, 1994 (inception) through July 31, 2004, insofar as it relates to amounts for periods through July 31, 2001, is based on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malahat Energy Corporation and Subsidiary as of July 31, 2004, and the consolidated results of their operations and their cash flows for the years ended July 31, 2004 and 2003 and the period July 26, 1994 (inception) through July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Squar, Milner, Reehl & Williamson, LLP
------------------------------------------
June  15,  2005
Newport  Beach,  California

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders  and  Board  of  Directors
Malahat  Energy  Corporation
 (A  Development  Stage  Company)

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Malahat Energy Corporation (a development stage company) for the years ended July 31, 2000 and 2001, and for the period July 26, 1994 (inception) through July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period July 26, 1994 (inception) through July 31, 1999, were audited by other auditors whose reports expressed unqualified opinions on those financial statements. The financial statements for the period July 26, 1994 (inception) through July 31, 1999 include net loss of $667,867. Our opinion on the statements of operations, shareholders' equity (deficit), and cash flows for the period from July 26, 1994 (inception) through July 31, 2001, insofar as it relates to amounts for periods through July 31, 1999, is based on the reports of other auditors.

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

/s/  Stark  Winter  Schenkein  &  Co.,  LLP
-------------------------------------------
Stark  Winter  Schenkein  &  Co.,  LLP
Denver,  Colorado
November  12,  2001


                                               MALAHAT ENERGY CORPORATION
                                               --------------------------
                                                     AND SUBSIDIARY
                                   (Formerly Known As Granada Mineral Products, Inc.)
                                              (A Development Stage Company)
                                               CONSOLIDATED BALANCE SHEET
                                                      July 31, 2004

ASSETS

Current Assets
 Recoverable tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       701
                                                                                                          ------------
                                                                                                                  701
                                                                                                          ------------

Property and Equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,162
                                                                                                          ------------
                                                                                                          $    17,863
                                                                                                          ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   182,556
 Due to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,328
                                                                                                          ------------
                                                                                                              230,884
                                                                                                          ------------

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,006,875 shares issued and outstanding.       16,007
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,915,466
Common stock subscribed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,800
Accumulated other comprehensive income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,298
Deficit accumulated during development stage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,177,592)
                                                                                                          ------------
                                                                                                             (213,021)
                                                                                                          ------------

                                                                                                          $    17,863
                                                                                                          ============

                                          MALAHAT ENERGY CORPORATION
                                          --------------------------
                                               AND SUBSIDIARY
                               (Formerly Known As Granada Mineral Products, Inc.)
                                        (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND OTHER COMPREHENSIVE INCOME (LOSS)
                         For the Years Ended July 31, 2004 and 2003 And the Period From
                               July 26, 1994 (Inception) Through July 31, 2004



                                                                                                    July 26, 1994
                                                                                                 (Inception) Through
                                                                              2004       2003       July 31, 2004

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $      -           $      -
                                                                          ---------  ---------          ---------

OPERATING EXPENSES
 General and administrative . . . . . . . . . . . . . . . . . . . . . . .   32,892    290,146           1,835,649
Research and development. . . . . . . . . . . . . . . . . . . . . . . . .        -          -             480,961
Loss on asset impairment. . . . . . . . . . . . . . . . . . . . . . . . .        -     55,946              55,946
                                                                          ---------  ---------          ---------
                                                                            32,892    346,092           2,372,556
                                                                          ---------  ---------          ---------

OTHER INCOME (EXPENSE)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      1,803               8,062
Gain on forgiveness of accrued liabilities . . . . . . . . . . . . . . . . .28,047    398,063             426,110
 Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -     (3,563)           (239,208)
                                                                          ---------  ---------          ---------
                                                                            28,047    396,303             194,964
                                                                          ---------  ---------          ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,845)    50,211          (2,177,592)
                                                                          ---------  ---------          ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS. . . . . . . . . . . . . . . . .   51,984    (21,133)             24,298
                                                                          ---------  ---------          ---------

OTHER COMPREHENSIVE INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .  $47,139   $ 29,078          (2,153,294)
                                                                          =========  =========          =========

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO SHAREHOLDERS PER COMMON SHARE.  $  0.00   $   0.00
                                                                          =========  =========

BASIC  AND  DILUTED  WEIGHTED  AVERAGE  NUMBER  OF  COMMON              15,741,634 15,741,634
SHARES  OUTSTANDING

                                                                        ========== ==========

                                               MALAHAT ENERGY CORPORATION
                                               --------------------------
                                                     AND SUBSIDIARY
                                   (Formerly Known As Granada Mineral Products, Inc.)
                                              (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                          For the Period From July 26, 1994 (Inception) Through July 31, 2004

                                                                         Common     Accumulated   Other Deficit
                                    Common Stock        Additional       Stock      Comprehensive Accumulated During
                               Shares          Amount   Paid-in Capital  Subscribed Income (Loss) Development Stage     Total
                               --------------

Inception - July 26, 1994 .$        -   $           -   $            -   $        - $           - $           - $           -

Shares issued to founders   2,919,009             142                -            -             -             -           142
for cash at $0.00001 per
share.
Net loss. . . . . . . . . . . . . . -               -                -            -             -       (87,983)      (87,983)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1995 . . 2,919,009             142                -            -                     (87,983)      (87,841)
Capital contribution. . . . . . . . -               - .         12,811            -             -             -        12,811
Shares issued for services  1,886,838           1,887          227,709            -             -             -       229,596
And conversion of loans at
$0.17 per share
Shares redeemed . . . . . .(1,184,561)         (1,185)         (26,318)           -             -             -       (27,503)
Reclass paid in capital . . . . . . -           2,777           (2,777)           -             -             -             -
Net loss. . . . . . . . . . . . . . -               -                -            -             -      (122,049)     (122,049)
                            -------------------------------------------------------------------------------------------------
BALANCE - July 31, 1996 . . 3,621,286           3,621          211,425            -             -      (210,032)        5,014
Shares issued for services  1,588,841           1,589          185,772            -             -             -       187,361
at $0.17 per share
Net loss. . . . . . . . . . . . . . .                                                                  (213,522)     (213,522)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1997 . . 5,210,127           5,210          397,197            -             -      (423,554)      (21,147)
Shares issued for services   .618,995             619           72,293            -             -             -        72,912
at $0.17 per share
Shares issued for cash at   . 383,110             383           51,760            -             -             -        52,143
$0.17 per share
Net loss. . . . . . . . . . . . . . -               -                -            -             -      (121,961)     (121,961)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1998 . . 6,212,232           6,212          521,250            -             -      (545,515)      (18,053)
Shares issued for services  . .72,071              72            7,947            -             -             -         8,019
at $0.17 per share
Net loss. . . . . . . . . . . . . . -               -                -            -             -      (122,352)     (122,352)
                            --------------------------------------------------------------------------------------------------
BALANCE - July 31, 1999 . . 6,284,303           6,284          529,197            -             -      (667,867)     (132,386)
Capital contribution. . . . . . . . -               -            3,399            -             -             -         3,399
Shares issued for services  . 719,046             719           81,324            -             -             -        82,043
at $0.17 per share
Shares issued for interest  . .74,454              74           25,415            -             -             -        25,489
at $0.51 per share
Foreign currency translation  . . . -               -                -            -        (1,715)                     (1,715)
adjustment
Net loss. . . . . . . . . . . . . . -               -                -            -             -      (162,234)     (162,234)
                           ---------------------------------------------------------------------------------------------------
BALANCE - JULY 31, 2000     7,077,803           7,077          639,335            -        (1,715)     (830,101)     (185,404)
Shares issued for           1,034,910           1,035          253,060            -             -             -       254,095
Conversion of debt
at $0.24 per share
Discount on conversion of           -               -          207,000            -             -             -       207,000
debt to common stock
Shares issued for services    992,453             993          326,336            -             -             -       327,329
and interest at $0.44 per
share
Shares issued for cash at     969,834             970          277,167            -             -             -       278,137
$0.44 per share
Shares issued pursuant to   5,425,000           5,425           (7,125)           -             -             -        (1,700)
recapitalization
Shares issued for cash at     100,000             100          199,900            -             -             -       200,000
$2.00 per share
Shares  retired              (100,000)           (100)             100            -             -             -             -
Foreign currency                    -               -                -            -         5,329                       5,329
translation adjustment
Net  loss                           -               -                -            -             -      (827,004)     (827,004)
                           ---------------------------------------------------------------------------------------------------
BALANCE - July 31, 2001    15,500,000          15,500        1,895,773            -         3,614    (1,657,105)      257,782
Common  stock  subscribed           -               -                -       10,000             -             -        10,000
Foreign currency                    -               -                -            -       (10,167)            -       (10,167)
Translation adjustment
Net  loss                           -               -                -            -             -      (565,853)     (565,853)
                           --------------------------------------------------------------------------------------------------
BALANCE - July 31, 2002    15,500,000          15,500        1,895,773       10,000        (6,553)   (2,222,958)     (308,238)
Common  stock  subscribed           -               -                -       19,000             -             -        19,000
Shares issued for             506,875             507           19,693      (20,200)            -             -             -
subscribed stock
Currency  translation               -               -                -            -       (21,133)            -       (21,133)
adjustment
Net  income                         -               -                -            -             -        50,211        50,211
                           --------------------------------------------------------------------------------------------------
BALANCE - July 31, 2003    16,006,875        $ 16,007      $ 1,915,466       $ 8,800    $ (27,686) $ (2,172,747)   $ (260,160)
Foreign Translation                 -               -                -             -       51,984             -        51,984
Currency Adjustment
Net Loss                            -               -                -            -             -        (4,845)       (4,845)
                           --------------------------------------------------------------------------------------------------
BALANCE - July 31, 2004    16,006,875          16,007        1,915,466        8,800        24,298    (2,177,592)     (213,021)
                           ===================================================================================================

                                           MALAHAT ENERGY CORPORATION
                                           --------------------------
                                                 AND SUBSIDIARY
                               (Formerly Known As Granada Mineral Products, Inc.)
                                          (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended July 31, 2004 and 2003 And The Period From
                                July 26, 1994 (Inception) Through July 31, 2004



                                                                                                                   July 26, 1994
                                                                                                                (Inception) Through
                                                                                        2004        2003           July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (4,845)  $  50,211           (2,177,592)
Adjustments to reconcile net loss to net cash provided by (used)
in operating activities:
   Non-cash capital contribution . . . . . . . . . . . . . . . . . . . . . . . ..           -           -               16,210
   Issuance of common shares for non-  cash items. . . . . . . . . . . . . . . .            -           -            1,139,749
Gain on forgiveness of accrued liabilities. . . . . . . . . . . . . . . . . . . .           -    (398,063)            (398,063)
Loss on asset impairment . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      55,946               55,946
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,284       2,820               12,742
Changes in operating assets and liabilities:
Recoverable tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          579      67,643                 (701)
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           -                    -
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . .      (65,879)    198,693              580,618
Due to related party . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,487      28,595               41,002
                                                                                   -----------  ----------         -----------
Net cash provided by (used) in operating activities. . . . . . . . . . . . . . .      (54,374)      5,845              730,089
                                                                                   -----------  ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . .            -           -              (29,904)
Biofuel system manufacturing costs . . . . . . . . . . . . . . . . . . . . . . .            -      (1,988)              55,946
                                                                                   -----------  ----------         -----------
Net cash provided by (used) in investing activities. . . . . . . . . . . . . . .            -      (1,988)              85,850
                                                                                    ----------- -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash . . . . . . . . . . . . . . . . . . . . . . .            -           -              530,422
Shares redeemed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           -              (27,503)
Proceeds for subscribed stock. . . . . . . . . . . . . . . . . . . . . . . . . .            -      19,000               29.000
Proceeds from shareholder loans. . . . . . . . . . . . . . . . . . . . . . . . ..           -           -                7,911
Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . ..           -           -              264,788
                                                                                   -----------  ----------         -----------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .            -      19,000              804,618
                                                                                   -----------  ----------         -----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT. . . . . . . . . . . . . . . . . . . . .       51,984     (21,133)              24,298
                                                                                   -----------  ----------         -----------

NET (DECREASE) INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .       (2,390)      1,724                    -

CASH - beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,390         666

CASH - end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        -   $   2,390                    -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                                   ===========  ==========          ==========

Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . ..  $        -   $       -            $       -
                                                                                   ===========  ==========          ==========

Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  $        -   $       -            $       -
                                                                                   ===========  ==========          ==========

NON CASH FINANCING AND
 INVESTING ACTIVITIES
Conversion of Notes Payable to common stock                                                                          $ 254,095
                                                                                   ===========  ==========          ==========


                           MALAHAT ENERGY CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
               (Formerly Known As Granada Mineral Products, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2004

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

Reorganization  of  Sarenghetti  Enterprise

Effective May 4, 2001, Sarenghetti Enterprises ("SARG") entered into a reorganization and stock exchange agreement (the "Agreement") with Malahat Systems Corporation ("MSC"). Pursuant to the terms of the Agreement, all of the 6,765,929 outstanding common shares of MSC were exchanged for shares of SARG on a one-for-one basis or 6,765,929 shares of common stock of SARG. Immediately after the reorganization SARG had a total of 6,675,929 shares issued and outstanding. As a result, MSC is a wholly owned subsidiary of SARG. Subsequent to May 4, 2001, the Company completed a reverse merger (See Below).

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

Development  Stage  and  Going  Concern

The Company has been in the development stage since it began operations on July 26, 1994, and has not generated any revenues from its principal operations and there is no assurance of any future revenues. As of July 31, 2004, the Company had accumulated deficit of approximately $2,178,000 and a working capital deficit of approximately $230,000.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approvals and for commercializing its proposed product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and challenges frequently encountered upon entrance into established markets and the competitive environment in which the Company operates.

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

Grants

The Company periodically receives grants from the Canadian government which are used to fund research and development activities and the acquisition of equipment. Proceeds from these grants are offset against research and development expenses in the accompanying consolidated statements of operations and other comprehensive loss when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the properties historical cost. The Company received no grants during the year ended July 31, 2004 and July 31, 2003. From inception through July 31, 2004, the Company has received grants totaling approximately $481,000 which the Company has recorded under the "Research and development" caption in the consolidated statements of operations and other comprehensive income (loss).

There is no guaranteed commitment from the Canadian government for such grants, and there can be no assurance that such grants will be available to the Company in the future.

Fair  Values  of  Financial  Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable and accounts payable and accrued expenses, approximate their fair value at July 31, 2004, due to their short-term nature. The fair value of related party transactions are not determinable as these transaction were not consummated at arms length.

Foreign  Currency  Translation

Assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. Such amount was $24,298 at July 31, 2004. Income and expense are translated at weighted average exchange rates for the period. For the years ended July 31, 2004 and 2003, the Company had no foreign exchange transaction gains or losses.

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

Revenue  Recognition

The Company intends to recognize revenue from product sales, net of any discounts, when products are shipped and title passes to customers. Revenues from services are recognized at the time the related service is performed. From inception through July 31, 2004, the Company had generated no revenues.

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

Advertising

The Company expenses the cost of advertising under the "General and administrative" caption of the consolidated statements of operations and comprehensive loss when incurred. The Company had no advertising expenses in the years ended July 31, 2004 and 2003.

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

SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. No options were granted as of July 31, 2004.

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

In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

In August 2002, the FASB issued SFAS No. 146 ("SFAS 146"). SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, in any, of SFAS 146 on the Company's future financial statements. The adoption of SFAS 146 did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. The adoption of SFAS 123-R did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for
Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the July 31, 2003 financial statements presentation to correspond to the current year presentation.

3.  BIOFUEL  SYSTEM

In August 2001, the Company entered into an agreement with a customer to supply, install and operate the M500 BioFuel system. The system is capable of producing clean renewable green gas from organic waste, heat, water and air. The system was placed at the customer's site and was operating for a month, but it was returned to the Company's facility in October 2002 because it could not work on a stand-alone basis. The Company has incurred and capitalized approximately $55,000 in relation to manufacturing the M500. Because the Company has not earned any revenue from the above transaction, the M500 can not be used or sold at its existing condition. As a result of the Company's inability to raise additional funds to commercialize the product, management has decided to impair the asset in the accompanying 2004 consolidated financial statements.

4.  PROPERTY  AND  EQUIPMENT

Property and equipment, all located in Vancouver, Canada consists of the following at July 31, 2004:

Computer  hardware  and  software     $    2,773
Equipment                                 27,131
                                          ------
                                          29,904
Accumulated  depreciation                (12,742)
                                          -------
                                       $  17,162
                                          =======

5.  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities consist of the following at July 31, 2004:

Trade  accounts  payable                        $    175,819
Accrued  consulting  and  professional  fees           6,737
                                                ------------
                                                $    182,556
                                                ============

6.  DUE  TO  A  RELATED  PARTY

The amount due to a related party was advanced to the Company from an officer. The advance is due on demand, is unsecured and has no set interest rate.

7.  EQUITY  TRANSACTIONS

Common  Stock

On June 30, 2002, the Company received $10,000 from an investor for 100,000 shares at $0.10 per share. Because the shares were not issued as of July 31, 2002, the contribution was accounted for and reported as common stock subscribed in the accompanying consolidated statements of stockholders deficit. The Company granted this investor a warrant to purchase up to 100,000 of the Company's common stock (see below) at graduated exercise prices ranging from $0.20 to $0.30 per share. The warrant vested on the date of grant and was not exercised as of July 31, 2004.

During fiscal year ended July 31, 2003, the Company received $19,000 from various investors for 436,375 subscribed shares at graduated issuance prices of between $0.10 and $.20 per share. Contribution from such shares not yet issued was accounted for and reported as common stock subscribed in the accompanying consolidated statements of stockholders deficit. In addition, the Company issued 506,875 shares for subscribed stock amounting to $20,200. During fiscal year ended July 31, 2004, no subscribed shares were issued.

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

The following represents a summary of warrants outstanding for the years ended July 31, 2004:
                                                              Weighted Average
                                                               Exercise Price
Warrants outstanding -August 1, 2003          100,000          $         0.25
Warrants  granted                                   -                       -
Warrants  expired/forfeited                   100,000                    0.25
Warrants  exercised                                 -                       -
                                              -------          --------------
Warrants  outstanding  -  July  31,  2004           -          $            -
                                              =======          ==============

8.  INCOME  TAX  PROVISION

There is no material income tax expense recorded for the years ended July 31, 2004 and 2003, due to the Company's net losses.

Income tax expense for the years ended July 31, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                           2004          2003
                                                           ====          ====

Income  tax  benefit  at  U.S. federal statutory rates $ (2,000)     $ 20,000
Miscellaneous  tax  benefits                                  -             -
Change  in  valuation  allowance                          2,000       (20,000)
                                                       ---------     ---------
                                                       $      -      $     -
                                                       =========     =========

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at July 31 are as follows:

                                                 2004          2003
                                                 ====          ====
Deferred  tax  assets:
   Net operating loss carry forwards   $      874,000   $     872,000
   Accrued wages                                    -               -
   Tax credits                                480,000         480,000
        Total deferred tax assets           1,354,000       1,352,000
                                       --------------   --------------
        Less valuation allowance           (1,354,000)     (1,352,000)
                                       --------------      -----------
        Net deferred tax assets        $            -   $           -
                                       ==============   ===============

As of July 31, 2004, the Company had tax net operating loss ("NOL") carryforwards of approximately $2.2 million. For federal income tax purposes, the NOL's expire at varying dates ending in 2024. For foreign income tax purposes, the NOL's have no expiration date. The Company also has research and development credit carryforwards of approximately $480,000 which expire through 2023.
Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.
In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of July 31, 2004, the Company had provided a valuation allowance of $1,354,000 to reduce the deferred tax assets. The net change in the valuation allowance for fiscal year 2004 was an increase of $2,000.

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

9.  INCOME  (LOSS)  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods ended July 31:



                                       19
                                                             2004          2003
                                                             ====          ====

Numerator for basic and diluted income (loss) per  share:
Net  income (loss) charged to common stockholders        $  (4,845)  $ 50,211
Denominator  for  basic  and  diluted  loss  per  share:
Weighted  average  number  of  shares                    15,741,634   15,741,634
                                                         ----------   ----------
Basic  and  diluted  loss  per  share                    $     0.00   $     0.00
                                                         ==========   ==========


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


ITEM 8. CHANGES IN AND DISAGREEMTNS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A.  CONTROLS  AND  PROCEDURES

Evaluation  of  Controls  and  Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date"), within 90 days prior to filing the Company's July 31, 2004 Form 10-KSB. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

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

 Changes  in  Internal  Control

There were no significant changes made in the Company's internal controls over financial reporting, during the year ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

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

                                       20

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors  and  Executive  Officers

The following table sets forth certain information concerning its executive officers and directors as of July 31, 2004:
          Name                    Age          Position  /  Office  Held
--------------------------------------------------------------------------------
Bruce  Ramsay                      52          Chief Financial  Officer,
                                               Secretary,and  Director

Robert  Janzen                     57          President  and  Director

Bruce Ramsay has served as Chief Financial Officer and Secretary of the Company since May 2001. From October 2000 through May 2001, Mr. Ramsay served as Chief Financial Officer of Malahat Systems Corporation, the entity that was acquired by SARG and whose assets were later acquired by the Company. Prior thereto, from 1995 through September 2000, Mr. Ramsay was the President of Triple F Ventures Ltd., a private venture capital fund focused on Canadian companies and for which he still serves as a director. Mr. Ramsay also serves on the board of directors of HTS Hi-Tech Systems, Ltd., a computer system and consulting company, 455812 B.C. Ltd., a holding company, and Hobbs Miller Maat Inc., a bio-remediation company.

Jake Neufeld has served as Chief Operating Officer for the Company since May 2001 and President since August 2004. Mr. Neufeld is a founding principal of Malahat Energy Corporation and filled the role of President during the research and development stage of the Company. Mr. Neufeld was President of J. Neufeld Developments, Ltd., from 1974 and J. Neufeld Construction, Inc., from 1979. Drawing on his considerable construction and mechanical engineering background, Mr. Neufeld will focus on commercial implementation of the Company's technology and the production and sales operations of the Company.

Robert Janzen is a corporate lawyer practicing in Arthur, Ontario, Canada and was formerly Chairman of one of the Registrant's predecessor private corporate entities, Malahat Systems Corporation from December 1995 through May 2001.

Effective June 30, 2004, the Malahat's board of directors consisting of Bruce Ramsey and Robert Janzen, resigned as officers and directors of the Company. Prior to the effectiveness of such resignations, Malahat's board of directors appointed Pearl Asencio and Sonia Farrell as directors and officers of Registrant. Ms. Farrell is the President and a Director of the Company with Ms. Asencio as the Vice President and Secretary.

The following table sets forth certain information concerning its executive officers and directors as of July 31, 2004:
          Name                    Age          Position  /  Office  Held
--------------------------------------------------------------------------------
Sonia  Farrell                     34          President  and  Director

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

Involvement  in  Legal  Proceedings


                                       21
To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present for former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action) the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed or vacated.

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

Based solely upon review of the copies of such reports furnished to the Company during, and with respect to, the fiscal year ended July 31, 2004, or any written representations received by the Company from a director, officer, or beneficial owner of more than 10% of its common stock that no other reports were required, the Company believes that, for the fiscal year ended July 30, 2004, all Section 16(a) filing requirements applicable to its reporting persons were met.

Code  of  Ethics  Disclosure

As of July 31, 2004, we have not adopted a Code of Ethics for our principal executive, financial, and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Audit  Committee  Financial  Expert

During the fiscal year ended July 31, 2004, the Company did not have an audit committee or a "Committee Financial Expert".

ITEM  10.  EXECUTIVE  COMPENSATION

The Company paid the following compensation to the named executive officers for the fiscal year ended July 31, 2004:

                           SUMMARY COMPENSATION TABLE



                        Annual Compensation                                Long Term Compensation
                                         Other Annual             Restricted
                                         Compensation               Stock        Options/        All Other
                      Salary    Bonus        (4)                   Awarded         SARs        Compensation
Name           Year     $         $           $                       $             #                $
Jake Neufeld   2004    -0-       -0-         -0-                     -0-           -0-              -0-
Bruce Ramsay   2004    -0-       -0-         -0-                     -0-           -0--              0-

None of the above named executive officers had employment agreements during the fiscal year ended July 31, 2004 or received any compensation in the form of a bonus, stock awards, stock options, stock appreciation rights, stock dividends or award under any long-term incentive plan. Each of these individuals resigned effective June 30, 2004.

Stock  Option  Plan

On August 1, 2002, the Company's Board approved the Malahat Energy Corporation Stock Option Plan (the "Plan"), effective upon approval by the shareholders of the Company by July 31, 2004. Shareholders of Malahat did not approve the Plan and the Plan was abandoned.

No retirement, pension, profit sharing, or similar programs have been adopted by the Company for the benefits of its employees.

Directors are not compensated for any services they may provide as directors on the Company's board of directors.

                                       22
The Articles of Incorporation provide for a limitation on the liability of officers and directors of the Company, specifically "A director or officer of the Corporation shall have no personal liability to the Corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except for damages for breach of fiduciary duty resulting from (a) acts or omissions which involve intentional misconduct, fraud, or a knowing violation of law, or (b) the payments of dividends in violation of section 78.300 of the Nevada Revised Statutes as it may from time to time be amended or any successor provision thereto."

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

The following calculations of the percent of outstanding shares are based on 16,006,875 shares of its common stock issued and outstanding as of July 31, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, the Company believes each shareholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that shareholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within sixty days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. Except as described below, beneficial ownership and, accordingly, percent of class ownership, is calculated pursuant to Securities and Exchange Commission Rule 13d-3.

                              AMOUNT  AND  NATURE  OF
NAME  AND  ADDRESS                    BENEFICIAL  OWNERSHIP          PERCENT
OF  BENEFICIAL  OWNER (1)               OF COMMON STOCK          OF COMMON STOCK
-------------------------     -----------------------------      ---------------
Bruce  Ramsay                 400,000  shares                    Less than 1%

Robert  Janzen                -0-                                -

All  officers  and  directors               400,000  shares
As  a  group  (2  persons)

(1)  c/o  PHC  Holdings
     2633  Lincoln  Blvd,  #117
     Santa  Monica,  California  90405

The ownership of Common Stock of the current officers and directors of the Company is as follows:
                              AMOUNT  AND  NATURE  OF
NAME  AND  ADDRESS                    BENEFICIAL  OWNERSHIP          PERCENT
OF  BENEFICIAL OWNER                    OF COMMON STOCK          OF COMMON STOCK
---------------------------------------
----------------------------------------     ------------------------------
Sonia  Farrell                              750  shares               (1)
c/o  PHC  Holdings
2633  Lincoln  Blvd.,  Suite  117
Santa  Monica,  California  90405

Pearl  Asencio                              750  shares               (1)
c/o  PHC  Holdings
2633  Lincoln  Blvd.,  Suite  117
Santa  Monica,  California  90405

All  officers  and  directors             1,500  shares
(1)
As  a  group  (2  persons)

(1)  Less  than  1%

Securities  Authorized  for  Issuance  Under  Equity  Compensation  Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of July 31, 2004.


                                       23

Number  of  securities  remaining  equity



                    Number of securities to be         Weighted-average exercise        Number of securities remaining
                      issued upon exercise of         price of outstanding options,  available  for  future  issuance under
                             and rights                                            compensation  plans  (excluding  securities
                                                                                            reflected  in  column  (a))

Plan Category.                  (a)                             (b)                                      (c)
Equity Compensation
plan approved by
security holders                 -                             -                                         -

Equity  compensation       100,000                            .25                                3,000,000
plans  not  approved
by  security  holders
                           -------                          -----                                ---------

Total                      100,000                            .25                                3,000,000
                           =======                          =====                                =========

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Due  To  A  Related  Party

The amount due to a related party was advanced to the Company from an officer. The advance is due on demand, is unsecured and has no set interest rate.

ITEM  13.  FINANCIAL  STATEMENTS,  EXHIBITS  AND  FORM  8-K  FILINGS

(a)  The  following  documents  are  filed as part of this Annual Report on Form
10-KSB  at  item  7  on  pages  F-1  through

Financial  Statements
Reports of Independent Registered Accounting Firm:
         -        Report of Squar, Milner, Reehl & Williamson, LLP
         -        Report of Stark  Winter  Schenkein  &  Co.,  LLP
Consolidated  Balance  Sheet
Consolidated Statements of Operations and Other Comprehensive Income (Loss) Consolidated Statement of Stockholders' Deficit
Consolidated  Statements  of  Cash  Flows
Notes  to  Consolidated  Financial  Statements

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

(b)  Reports  on  Form  8-K  in  last  fiscal  quarter

                                      None

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal year ended July 31, 2004 were approximately $25,000


                                       24
There were no other services performed by our auditors during the fiscal year ended

 July 31, 2004.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on 15th day of July, 2005.


                           MALAHAT ENERGY CORPORATION


     By:  /s/  Bruce  Ramsay
          ------------------
     Bruce  Ramsay
     -------------
    Chief  Financial  Officer




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


     Signature                    Title                    Date
--------------------------------------------------------------------------------
/s/Robert Janzen           President and Director      August 1, 2005

/s/  Bruce  Ramsay      Chief  Financial  Officer,     August 1, 2005
Bruce  Ramsay           Secretary  and  a  Director

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

            Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Robert Janzen, the President and Chief Executive Officer of Malahat Energy Corporation (the "Company"), certify that:

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




Dated:  August  1,  2005          /S/  ROBERT  JANZEN
                                 -------------------
                                 Name:  Robert  Janzen
                                 Title:  President  and  Chief
                                 Executive  Officer


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




Dated:  August  1,  2005          /S/  BRUCE  RAMSAY
                                 ------------------
                                 Name:  Bruce  Ramsay
                                 Title:  Chief  Financial  Officer




                            Certification Pursuant to

                         Exchange Act Rule 15d-14(b) and

                             18 U.S.C. Section 1350


In connection with the Annual Report of Malahat Energy Corporation (the "Company") on Form 10-KSB for the period ended July 31,2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jake Neufeld, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to Exchange Act Rule 15d-14(b) and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:


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




Dated:  August  1,  2005          /S/  ROBERT  JANZEN
                                 -------------------
                                 Name:  Robert  Janzen
                                 Title:  President  and  Chief
                                 Executive  Officer

In connection with the Annual Report of Malahat Energy Corporation (the "Company") on Form 10-KSB for the period ended July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Ramsay, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to Exchange Act Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:


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