Form 10QSB
period 2005-04-30
Rudy 45
filed 2005-11-15
CIK 1105413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2005

[X]   TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT

         For the transition period from August 1, 2004 to April 30, 2005

                        Commission file number: 000-29475

                                     RUDY 45
                                    ---------
                 (Name of small business issuer in its charter)

                    NEVADA                                 88-0491630
        -------------------------------                -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

2633 Lincoln Boulevard, Suite 117, Santa Monica, California          90405-4656
-----------------------------------------------------------          ----------
       (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (310) 452-3206

                         Formerly Known as PHC Holdings
                        --------------------------------
                 (Name of small business issuer in its charter)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]; No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 26, 2005: 59,975

Transitional Small Business Disclosure Format (Check One):  Yes [X]; No [ ]

                                TABLE OF CONTENTS
                                                                            Page

Part I - Financial Statements

     Item 1.      Condensed Financial Statements (Unaudited)

                  Condensed Balance Sheets as of October 31, 2004,
                  January 31, 2005, and April 30, 2005                       F-1

                  Condensed  Statements  of  Operations  for
                  three  months ended October 31, 2004 and 2003,
                  six months ended  January 31, 2005 and  2004,
                  and nine  months  ended  April  30,  2005 and 2004         F-4

                  Condensed  Statements  of Cash  Flows for three
                  months  ended October 31, 2004 and 2003, six
                  months ended  January 31, 2005 and  2004, and nine
                  months  ended  April  30,  2005 and 2004                   F-7

                  Notes to Condensed Financial Statements                   F-10

     Item 2.      Management's Discussion and Analysis or Plan of Operation    1

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk   5

     Item 4.      Controls and Procedures                                      6

Part II - Other Information

     Item 1.      Legal Proceedings                                            7

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds  7

     Item 3.      Defaults upon Senior Securities                              7

     Item 4.      Submission of Matters to a Vote of Security Holders          7

     Item 5.      Other Information                                            8

     Item 6.      Exhibits                                                     8

Part I - Financial Statements

Item 1.  Condensed Financial Statements (Unaudited)

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                             CONDENSED BALANCE SHEET
                                October 31, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                    $        --
                                                                  -----------
Total current assets                                                       --
Property and equipment, net                                                --
                                                                  -----------
Total assets                                                      $        --
                                                                  ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $    55,732
                                                                  -----------
Total current liabilities                                              55,732
                                                                  -----------
Total liabilities                                                      55,732
                                                                  -----------
Commitments and contingencies Stockholders' equity (deficit):
     Preferred stock, $0.001 par value, 25,000,000 shares
       authorized, none issued or outstanding                              --
     Common stock, $0.001 par value, 500,000,000 shares
       authorized, 11,039* issued and outstanding                          11
     Additional paid-in capital, net                                2,121,849
     Accumulated deficit                                           (2,177,592)
                                                                  -----------
Total stockholders' equity (deficit)                                  (55,732)
                                                                  -----------
Total liabilities and stockholders' equity (deficit)              $        --
                                                                  ===========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                             CONDENSED BALANCE SHEET
                                January 31, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                    $     1,935
                                                                  -----------
Total current assets                                                    1,935
Property and equipment, net                                                --
                                                                  -----------
Total assets                                                      $     1,935
                                                                  ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                             $    55,832
                                                                  -----------
Total current liabilities                                              55,832
                                                                  -----------
Total liabilities                                                      55,832
                                                                  -----------
Commitments and contingencies Stockholders' equity (deficit):
     Preferred stock, $0.001 par value, 25,000,000 shares
       authorized, none issued or outstanding                              --
     Common stock, $0.001 par value, 500,000,000 shares
       authorized, 16,229* issued and outstanding                          16
     Additional paid-in capital, net                                2,574,829
     Stock subscription receivable                                    (44,850)
     Accumulated deficit                                           (2,583,892)
                                                                  -----------
Total stockholders' equity (deficit)                                  (53,897)
                                                                  -----------
Total liabilities and stockholders' equity (deficit)              $     1,935
                                                                  ===========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                             CONDENSED BALANCE SHEET
                                 April 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                      $    11,358
                                                                    -----------
Total current assets                                                     11,358
Property and equipment, net                                                  --
                                                                    -----------
Total assets                                                        $    11,358
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                               $    19,434
                                                                    -----------
Total current liabilities                                                19,434
                                                                    -----------
Total liabilities                                                        19,434
                                                                    -----------
Commitments and contingencies Stockholders' equity (deficit):
     Preferred stock, $0.001 par value, 25,000,000 shares
       authorized, none issued or outstanding                                --
     Common stock, $0.001 par value, 500,000,000 shares
       authorized, 19,611* issued and outstanding                            20
     Additional paid-in capital, net                                  2,859,170
     Accumulated deficit                                             (2,867,266)
                                                                    -----------
Total stockholders' equity (deficit)                                     (8,076)
                                                                    -----------
Total liabilities and stockholders' equity (deficit)                $    11,358
                                                                    ===========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                             Consolidated
                                                      Three months ended   Three months ended
                                                          October 31,          October 31,
                                                            2004                  2003
                                                         ---------             ---------
Continuing operations:
Net sales                                                $      --             $      --
Cost of goods sold                                              --                    --
                                                         ---------             ---------
Gross profit                                                    --                    --
Selling, general and administrative expenses                    --                    --
                                                         ---------             ---------
Operating (loss) income                                         --                    --
Other income (expense):
     Other income                                               --                    --
                                                         ---------             ---------
Total other (expense) income                                    --                    --
                                                         ---------             ---------
Income (loss) before provisions for income taxes                --                    --
Income tax provision                                            --                    --
Loss from Discontinued operations                               --               (31,019)
                                                         ---------             ---------
Net loss                                                 $      --             $ (31,019)
                                                         =========             =========
Income (loss) per common share (basic and diluted):
     Continuing operations                               $      --             $      --
     Discontinued operations                                    --                 (2.81)
     Net loss                                            $      --             $   (2.81)
                                                         =========             =========
Weighted average common shares* outstanding:
     Basic                                                  11,039                11,039
                                                         =========             =========
     Diluted                                                11,039                11,039
                                                         =========             =========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                       CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                  Consolidated              Consolidated
                                                      January 31,  January 31,  January 31,  January 31,
                                                         2005         2004         2005         2004
                                                      ---------    ---------    ---------    ---------
Continuing operations:
Net sales                                             $      --    $      --    $      --    $      --
Cost of goods sold                                           --           --           --           --
                                                      ---------    ---------    ---------    ---------
Gross profit                                                 --           --           --           --
Selling, general and administrative expenses            406,300           --      406,300           --
                                                      ---------    ---------    ---------    ---------
Operating (loss) income                                (406,300)          --     (406,300)          --
                                                      ---------    ---------    ---------    ---------
Other income (expense):
     Other income                                            --           --           --           --
                                                      ---------    ---------    ---------    ---------
Total other (expense) income                                 --           --           --           --
                                                      ---------    ---------    ---------    ---------
Income (loss) before provisions for income taxes       (406,300)          --     (406,300)          --
Income tax provision                                         --           --           --           --
Loss from Discontinued operations                            --       (5,590)          --      (36,610)
                                                      ---------    ---------    ---------    ---------
Net loss                                              $(406,300)   $  (5,590)   $(406,300)   $ (36,610)
                                                      =========    =========    =========    =========
Income (loss) per common share (baisc and diluted):
     Continuing operations                            $  (30.37)   $      --    $  (33.28)   $      --
     Discontinued operations                                 --        (0.51)          --        (3.32)
                                                      ---------    ---------    ---------    ---------
     Net loss                                            (30.37)       (0.51)      (33.28)       (3.32)
                                                      =========    =========    =========    =========
Weighted average common shares* outstanding:
     Basic                                               13,377       11,039       12,208       11,039
                                                      =========    =========    =========    =========
     Diluted                                             13,377       11,039       12,208       11,039
                                                      =========    =========    =========    =========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                       CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                  Consolidated             Consolidated
                                                        Three        Three        Nine        Nine
                                                        months       months      months      months
                                                        ended        ended       ended       ended
                                                       April 30,    April 30,   April 30,   April 30,
                                                         2005         2004        2005        2004
                                                      ---------    ---------   ---------    ---------
Continuing operations:
Net sales                                             $    --      $    --     $    --      $    --
Cost of goods sold                                         --           --          --           --
                                                      ---------    ---------   ---------    ---------
Gross profit                                               --           --          --           --
Selling, general and administrative expenses            283,374         --       689,674         --
                                                      ---------    ---------   ---------    ---------
Operating (loss) income                                (283,374)        --      (689,674)        --
                                                      ---------    ---------   ---------    ---------
Other income (expense):
     Other income                                          --           --          --           --
                                                      ---------    ---------   ---------    ---------
Total other (expense) income                               --           --          --           --
                                                      ---------    ---------   ---------    ---------
Income (loss) before provisions for income taxes       (283,374)        --      (689,674)        --
Income tax provision                                       --           --          --           --
Loss from Discontinued operations                          --         (1,583)       --       (38,192)
                                                      ---------    ---------   ---------    ---------
Net loss                                              $(283,374)   $  (1,583)  $(689,674)   $(38,192)
                                                      =========    =========   =========    =========
Income (loss) per common share (basic and diluted):
     Continuing operations                            $  (16.77)   $    --     $  (49.41)   $    --
     Discontinued operations                               --          (0.14)       --         (3.46)
                                                      ---------    ---------   ---------    ---------
     Net loss                                         $  (16.77)   $   (0.14)  $  (49.41)   $  (3.46)
                                                      =========    =========   =========    =========
Weighted average common shares* outstanding:
     Basic                                               16,893       11,039      13,959      11,039
                                                      =========    =========   =========    =========
     Diluted                                             16,893       11,039      13,959      11,039
                                                      =========    =========   =========    =========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                            2004        2003
                                                        -----------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (loss)                                         $        --   $     --
     Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                           --         --
     Changes in operating assets and liabilities:
         Accounts payable and accrued liabilities                --         --
                                                        -----------   --------
Net cash (used in) operating activities                          --         --
                                                        -----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          --         --
                                                        -----------   --------
Net cash (used in) investing activities                          --         --
                                                        -----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party note payable                    --         --
     Proceeds from issuance of common stock, net                 --         --
                                                        -----------   --------
Net cash provided by financing activities                        --         --
                                                        -----------   --------
Net cash flows from discontinued operations                      --     (8,047)
                                                        -----------   --------
Net increase in cash and cash equivalents                        --     (8,047)

Cash and cash equivalents at beginning of period                 --      7,495
                                                        -----------   --------
Cash and cash equivalents at end of period              $        --   $   (552)
                                                        ===========   ========
Cash paid during the period for:
     Interest                                           $        --   $     --
                                                        ===========   ========
     Income taxes                                       $        --   $     --
                                                        ===========   ========

Please see the notes to the financial statements for information on non-cash investing and financing activities.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                          2005          2004
                                                       ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (loss)                                        $(406,300)    $      --
     Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                        --            --
         Issuance of stock for services                  393,210            --
     Changes in operating assets and liabilities:
         Accounts payable and accrued liabilities            100            --
                                                       ---------     ---------
Net cash (used in) operating activities                  (12,990)           --
                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                       --            --
                                                       ---------     ---------
Net cash (used in) investing activities                       --            --
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party note payable                 --            --
     Proceeds from issuance of common stock, net          14,925            --
                                                       ---------     ---------
Net cash provided by financing activities                 14,925            --
                                                       ---------     ---------

Net cash flows from discontinued operations                   --        (6,967)
                                                       ---------     ---------
Net increase in cash and cash equivalents                  1,935        (6,967)

Cash and cash equivalents at beginning of period              --         7,495
Cash and cash equivalents at end of period             $   1,935     $     528
                                                       =========     =========
Cash paid during the period for:
     Interest                                          $      --     $      --
                                                       =========     =========
     Income taxes                                      $      --     $      --
                                                       =========     =========

Please see the notes to the financial statements for information on non-cash investing and financing activities.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR NINE MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)

                                                            2005        2004
                                                         ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (loss)                                          $(689,674)  $      --
     Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                          --          --
         Issuance of stock for services                    576,055          --
     Changes in operating assets and liabilities:
         Accounts payable and accrued liabilities          (36,298)         --
                                                         ---------   ---------
Net cash (used in) operating activities                   (149,917)         --
                                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                         --          --
                                                         ---------   ---------
Net cash (used in) investing activities                         --          --
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party notes payable                  --          --
     Proceeds from issuance of common stock, net           161,275          --
                                                         ---------   ---------
Net cash provided by financing activities                  161,275          --
                                                         ---------   ---------
Net cash flows from discontinued operations                     --      (7,069)
                                                         ---------   ---------
Net increase in cash and cash equivalents                   11,358      (7,069)
                                                         ---------   ---------
Cash and cash equivalents at beginning of period                --       7,495
Cash and cash equivalents at end of period               $  11,358   $     426
                                                         =========   =========
Cash paid during the period for:
     Interest                                            $      --   $      --
                                                         =========   =========
     Income taxes                                        $      --   $      --
                                                         =========   =========

Please see the notes to the financial statements for information on non-cash investing and financing activities.

  See accompanying notes to these condensed consolidated financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 31, 2004, JANUARY 31, 2005 AND APRIL 30, 2005
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Business

         Malahat Energy Corporation ("Malahat") is a Nevada corporation that was formed on July 26, 1994. Malahat operated a development stage enterprise and was engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. Malahat completed a reverse merger with a publicly traded "Shell" company (see below) in May 2001 and was quoted on the Over the Counter Bulletin Board under the symbol "MAHT".

         On August 30, 2004, Malahat's board of directors approved a plan of reorganization (the "Malahat Reorg") pursuant to which the Company transferred substantially all of its assets and liabilities, except for liabilities of approximately $70,000 to its wholly owned subsidiary, Malahat Services Corporation ("MSC"). In connection with the plan of reorganization, all of MSC outstanding stock was distributed to Malahat's existing stockholders. The reorganization was accounted using the historical carrying amounts of assets and liabilities distributed and reflected as a charge against paid in capital. The assets and liabilities and results of operations of the net assets distributed to the former shareholders have been reflected in the accompanying financial statements as discontinued operations. See Note 3 for more information.

         On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares of common stock (7,278 common hares giving effect to the reverse stock split described below), which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

         On December 22, 2004, it was approved by stockholders to amend Article I, Name of Company; Malahat changed its name to PHC Holdings, and elected to become a Business Development Company or "BDC" under the Investment Company Act of 1940, as amended (the "1940 Act"). As of July 31, 2005, the Company traded on the "pink sheets" under the name PHC Holdings and under the symbol "PHCD." Also, it was approved by shareholders to amend Article IV, Authorized Capital Stock; increasing its authorized common stock to 500,000,000 shares, each with a par value of $0.001 per share; and increasing its authorized preferred stock to 25,000,000 shares, each with a par value of $0.001 per share, with the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock to be determined by the board of directors.

            On August 10, 2005, it was approved by stockholders to amend Article IV, Authorized Capital Stock, of the Company's Articles of Incorporation, increasing the total authorized common stock to 950,000,000 shares, each with a par value of $0.001 per share ("Common Stock") and 50,000,000 shares of Preferred Stock each with a par value of $0.001, ("Preferred Stock"). The rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock will be determined by the Board of Directors.

         On September 12, 2005, the board of directors received authorization from the stockholders to amend the articles of incorporation for Article 1, Name of Company; changing the Company's name from PHC Holdings to Rudy 45 (the "Company"); and to implement a 1450:1 reverse stock split of the Company's common stock; and a new trading symbol of RDYF.PK; all effective September 26, 2005. The Company's shareholders record reflects 86,963,750 issued and outstanding shares before the reverse stock split and will reflect 59,975 issued and outstanding shares after the reverse stock split. The Company now trades under the symbol "PDYF".

Business Development Company

         The Company intends to invest in companies that focus on providing marketing and promotional services. We will seek to leverage the combined talents of our experienced management team to invest in those companies and to enhance shareholder value.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 31, 2004, JANUARY 31, 2005 AND APRIL 30, 2005
                                   (UNAUDITED)

         Subsequent to the name change and electing to be a BDC, the Company will be continuously seeking operating private profitable entities in which to invest in and offer management skills. A BDC is defined and regulated by the Investment Company Act of 1940 ("1940 Act"). A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

         The Company is authorized to raise up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933 ("1933 Act"); in reliance on the exemption provided by Rule 602(a) of Regulation E under the 1933 Act.

Going Concern Basis of Presentation

         The accompanying financial statements have been prepared, without audit assuming that the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. Malahat has been in the development stage since it began operations on July 26, 1994, and did not generate any revenues from its principal operations and there is no assurance of any future revenues. As of August 30, 2004, Malahat reorganized with its subsidiary (see Note 3) and changed its name to PHC Holdings and subsequently to RUDY 45. The Company elected to become a BDC on December 22, 2004 and has not generated any revenues and there is no assurance of any future revenues. Further, the Company has limited or no prior history as a BDC. The accompanying condensed financial statements for the three months ended October 31, 2004, six months ended January 31, 2005 and nine months ended April 30, 2005, and information furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting.

         Certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

Liquidity and Future Funding Requirements

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For all periods presented, the Company had losses, negative cash flows from operations and negative working capital.

         These conditions raise doubts as to the Company's ability to continue as a going concern.

         Management of the Company is projecting that as an investment company; the Company will only invest in/acquire cash flow positive and profitable businesses or businesses most likely to generate positive cash flow in the foreseeable future. It is intended that these entities will have good growth potential as a result of access to capital and/or additional management acumen. However, the Company has limited operating history as a business development company. In addition, prior to its election as business development company under the Investment Act of 1940, the Company had incurred substantial operating losses in its prior businesses. Additionally, a significant amount of additional capital will be necessary to attract quality management, identify and invest in portfolio companies and fulfil its business strategy as a business development company. No assurance can be given that the Company will be successful with its plans. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result the Company be unable to continue as a going concern.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 31, 2004, JANUARY 31, 2005 AND APRIL 30, 2005
                                   (UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies presented below are designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements. The selected significant accounting policies described below should be read in conjunction with the Company's July 31, 2004 annual report on Form 10-KSB (filed with the SEC on August 1, 2005), which includes all of the Company's significant accounting policies.

Principles of Consolidation

         As a result of the Malahat Reorg (see Note 3), the accompanying financial statements as of April 30, 2005, January 31, 2005 and October 31, 2004 are not consolidated and only include the accounts of Rudy 45. The accompanying financial statements for the interim periods ended April 30, 2004, January 31, 2004 and October 31, 2003 include the accounts of the Company and its then wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

         In the opinion of management, there were not any accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or "EITF"), the SEC or the American Institute of Certified Public Accountants since the August 1, 2005 filing of the Company's July 31, 2004 annual report on Form 10-KSB that are expected to have a material effect on the Company's future financial statements.

3.   MALAHAT REORGANIZATION

         On August 30, 2004, Malahat's board of directors approved a plan of reorganization (the "Malahat Reorg") pursuant to which the Company transferred fixed and other assets approximating $18,000 and accounts payable and accrued liabilities and due to related party approximating $175,000 to its wholly owned subsidiary, Malahat Services Corporation ("MSC"). In connection with the plan of reorganization, all of MSC outstanding stock was distributed to the Malahat's existing stockholders. The net effect of transferring such assets and liabilities plus accumulated other comprehensive income resulted in an increase to additional paid-in capital of approximately $182,000.

           Additionally, shareholders owning 10,581,875 shares of common stock (7,278 common shares giving effect to the reverse stock split, as described in Note 4), which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors. In connection with the foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

4.  EQUITY TRANSACTIONS

         The Company is authorized effective December 22, 2004 to issue up to 25,000,000 shares of preferred stock at $0.001 par value, with all rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock to be determined by the board of directors. The authorized number of preferred shares was increased to 50,000,000 on August 10, 2005.

Common Stock

         The Company is authorized effective December 22, 2004 to issue up to 500,000,000 shares of common stock at $0.001 par value. The authorized number of preferred shares was increased to 950,000,000 on August 10, 2005. On September 12, 2005, the Company implemented a 1450:1 reverse stock split. The Company's records reflect on such date 86,963,207 issued and outstanding common shares before the reverse stock split and 59,975 common shares after the reverse stock split. Accordingly, during the nine months ended April 30, 2005, the Company issued 12,430,000 common shares (representing 8,572 shares giving effect to the reverse stock split declared September 2005), as discussed below.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 31, 2004, JANUARY 31, 2005 AND APRIL 30, 2005
                                   (UNAUDITED)

         On December 15, 2004, the Company issued 6,425,000 shares of common stock (4,431 shares giving effect to the reverse stock split) in exchange for services provided by certain consultants. Such shares were valued at $393,210 (estimated to be the fair value based on private placement sales on or about the issuance date). The transaction described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

         On January 27, 2005, the Company entered into an agreement pursuant to which we sold 1,100,000 shares of our common stock (759 shares giving effect to the reverse stock split) for an aggregate purchase price of $1,100,000. The transaction described in this paragraph constituted exempt offerings provided by Rule 602(a) of Regulation E under the 33 Act.

         During the quarter ended, April 30, 2005, the Company entered into agreements pursuant to which we sold 1,750,000 shares of common stock (1,207 shares giving effect to the reverse stock split) for an aggregate of $124,000 in proceeds. The transactions described in this paragraph constituted exempt offerings provided by Rule 602(a) of Regulation E under the 33 Act.

         During the quarter ended, April 30, 2005, the Company issued 3,155,000 shares of common stock (2,176 shares giving effect to the reverse stock split) in exchange for services provided by certain consultants. Such shares were valued at $182,845 (estimated to be the fair value based on private placement sales on or about the issuance date). The transaction described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

         On September 12, 2005, the board of directors received authorization from the shareholders to amend the articles of incorporation for Article 1, Company Name; changing the Company's name to Rudy 45; and to implement a 1450:1 reverse stock split of the Company's common stock; and a new trading symbol of RDYF.PK; all effective September 26, 2005. The Company's shareholders record reflects 86,963,750 issued and outstanding shares before the reverse stock split and will reflect 59,975 issued and outstanding shares after the reverse stock split.

5.  OTHER COMMITMENTS AND CONTINGENCIES

General

         The Company's commitments and contingencies include the usual obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations. In addition, whereas the Company may be indirectly impacted by claims and other obligations that arise at its portfolio companies, management is not aware of any such claims.

Regulatory Compliance

         As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at October 31, 2004, January 31, 2005, and April 30, 2005. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 31, 2004, JANUARY 31, 2005 AND APRIL 30, 2005
                                   (UNAUDITED)

6.  INCOME/LOSS PER COMMON SHARE

         The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at any of the periods presented. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders for any period presented. As such, basic and diluted loss per share equals net loss, as reported, divided by the weighted average common shares outstanding (giving effect to the reverse stock split, as discussed in Note 4) for the respective periods.

7.  SUBSEQUENT EVENTS

            On August 10, 2005, it was approved by stockholders to amend Article IV, Authorized Capital Stock, of the Company's Articles of Incorporation, increasing the total authorized common stock to 950,000,000 shares, each with a par value of $0.001 per share ("Common Stock") and 50,000,000 shares of Preferred Stock each with a par value of $0.001, ("Preferred Stock"). The rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock will be determined by the Board of Directors.

         During the quarter ended, July 31, 2005, the Company entered into agreements pursuant to which we sold 33,150,000 shares of common stock (22,862 shares giving effect to the reverse stock split) for an aggregate of $403,250 in proceeds. The transactions described in this paragraph constituted exempt offerings provided by Rule 602(a) of Regulation E under the 33 Act.

         During the quarter ended, July 31, 2005, the Company issued 6,656,330 shares of common stock (4,591 shares giving effect to the reverse stock split) in exchange for services provided by certain consultants. Such shares were valued at $222,101 (estimated to be the fair value based on private placement sales on or about the issuance date). The transaction described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

         On September 12, 2005, the board of directors received authorization from the stockholders to amend the articles of incorporation for Article 1, Name of Company; changing the Company's name from PHC Holdings to Rudy 45 (the "Company"); and to implement a 1450:1 reverse stock split of the Company's common stock; and a new trading symbol of RDYF.PK; all effective September 26, 2005. The Company's shareholders record reflects 86,963,750 issued and outstanding shares before the reverse stock split and will reflect 59,975 issued and outstanding shares after the reverse stock split. The Company now trades under the symbol "PDYF".

         During August and September 2005, the Company entered into agreements pursuant to which we sold 11,448 shares of common stock for an aggregate of $29,000 in proceeds.

         During August and September 2005, the Company issued 1,462 shares of common stock in exchange for services provided by certain consultants. Such shares were valued at $5,300 (estimated to be the fair value based on private placement sales on or about the issuance date).

         On September 23, 2005, the registrant entered into a Letter of Intent to acquire all of the outstanding stock of Rudy International Marketing, Ltd. ("RIM") in exchange for shares of shares of restricted common stock of the registrant. It is anticipated that the parties will enter into a definitive Stock Purchase Agreement with an expected closing to occur no later than December 15, 2005.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 31, 2004, JANUARY 31, 2005 AND APRIL 30, 2005
                                   (UNAUDITED)

Item 2:  Management's Discussion and Analysis or Plan of Operation

Overview

         The following discussion should be read in conjunction with the condensed unaudited financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of October 31, 2004, January 31, 2005 and April 30, 2005; together with the results of operations for the three months ended October 31, 2004 and 2003, six months ended January 31, 2005 and 2004, and nine months ended April 30, 2005 and 2004; and cash flows for the three months ended October 31, 2004 and 2003, the six months ended January 31, 2005 and 2004, and the nine months ended April 30, 2005 and 2004.

Forward-Looking Statements

         Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission (the "SEC").

Company Overview

         Malahat Energy Corporation ("Malahat") is a Nevada corporation that was formed on July 26, 1994. Malahat operated a development stage enterprise and was engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. Malahat completed a reverse merger with a publicly traded "Shell" company (see below) in May 2001 and was quoted on the Over the Counter Bulletin Board under the symbol "MAHT".

         On August 30, 2004, Malahat's board of directors approved a plan of reorganization (the "Malahat Reorg") pursuant to which the Company transferred substantially all of its assets and liabilities, except for liabilities of approximately $70,000 to its wholly owned subsidiary, Malahat Services Corporation ("MSC"). In connection with the plan of reorganization, all of MSC outstanding stock was distributed to Malahat's existing stockholders. See Note 3 for more information

         On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares of common stock (7,278 common hares giving effect to the reverse stock split described below), which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

         On December 22, 2004, it was approved by stockholders to amend Article I, Name of Company; Malahat changed its name to PHC Holdings, and elected to become a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As of July 31, 2005, the Company traded on the "pink sheets" under the name PHC Holdings and under the symbol "PHCD". Also, it was approved by shareholders to amend Article IV, Authorized Capital Stock; increasing its authorized common stock to 500,000,000 shares, each with a par value of $0.001 per share; and increasing its authorized preferred stock to 25,000,000 shares, each with a par value of $0.001 per share, with the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock to be determined by the board of directors.

         On August 10, 2005, it was approved by stockholders to amend Article IV, Authorized Capital Stock, of the Company's Articles of Incorporation, increasing the total authorized common stock to 950,000,000 shares, each with a par value of $0.001 per share ("Common Stock") and 50,000,000 shares of Preferred Stock each with a par value of $0.001, ("Preferred Stock"). The rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock will be determined by the Board of Directors.

         On September 12, 2005, the board of directors received authorization from the stockholders to amend the articles of incorporation for Article 1, Name of Company; changing the Company's name from PHC Holdings to Rudy 45 (the "Company"); and to implement a 1450:1 reverse stock split of the Company's common stock; and a new trading symbol of RDYF.PK; all effective September 26, 2005. The Company's shareholders record reflects 86,963,750 issued and outstanding shares before the reverse stock split and will reflect 59,975 issued and outstanding shares after the reverse stock split. The Company now trades under the symbol "PDYF".

Business Development Company

         The Company intends to invest in companies that focus on providing marketing and promotional services. We will seek to leverage the combined talents of our experienced management team to invest in those companies and to enhance shareholder value.

         Subsequent to the name change and electing to be a BDC, the Company will be Continuously seeking operating private profitable entities in which to invest in and offer management skills. A BDC is defined and regulated by the Investment Company Act of 1940 ("1940 Act"). A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

         The Company is authorized to raise up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933 ("1933 Act"); in reliance on the exemption provided by Rule 602(a) of Regulation E under the 1933 Act.

Results of Operations for the Three Months Ended October 31, 2004 and 2003

         For the three months ended October 31, 2004; the Company had no revenue or expenses The loss for the three months ended October 31, 2003 was $31,019, all of which was attributable to discontinued operations.

         The net loss resulted from expenditures associated with the reorganization of the Company and services associated with the Company's election as a BDC. Comprehensive income for the year ended July 31, 2004
included  the  effect  of  foreign  currency  translation   adjustment  No  such
adjustment was required at October 31, 2005 due to our August 30, 2004 reorganization (as discussed above) which eliminated our international operations. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $12.90 for the three months ended October 31, 2005, as compared to $2.81 per share for the three months ended October 31, 2004.

Liquidity and Capital Resources

         As of October 31, 2005, the Company had no cash and a deficit working capital of $55,732.

         The Company intends to fund operations through equity financing arrangements which management believes to be sufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending July 31, 2005. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Our Plan of Operation for the Next Twelve Months

         As stated above, it has been determined that, as an investment company, we will only invest in/acquire cash flow positive and profitable businesses or businesses most likely to generate positive cash flows in the foreseeable future. These entities will have good growth potential as a result of access to capital and/or additional management acumen. However, the Company has limited operating history as a BDC. In addition, prior to its election as a BDC under the Investment Act of 1940, the Company had incurred substantial operating losses in its prior businesses. Additionally, a significant amount of additional capital will be necessary to attract quality management, identify and invest in portfolio companies and fulfil its business strategy as a business development company. No assurance can be given that the Company will be successful with its plans. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result the Company be unable to continue as a going concern.

Results of  Operations  for the Three and Six Months Ended  January 31, 2005 and
2004

         For the three months ended January 31, 2005, the Company has incurred an operating loss of $406,300. The Company had no revenues and expended $401,210 on consulting and professional fees and $5,090 on general and administrative expenses. The loss for the three months ended January 31, 2004 was $5,590, all of which was attributable to discontinued operations.

         The net loss resulted from expenditures associated with the reorganization of the Company and services associated with the Company's election as a BDC. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $19.01 for the three months ended January 31, 2005, as compared to $0.51 per share for the three months ended January 31, 2004.

         For the six months ended January 31, 2005, the Company has incurred an operating loss of $401,210. The Company had no revenues and expended $393,210 on consulting and professional fees and $13,090 on general and administrative expenses. The loss for the six months ended January 31, 2004 was $36,610, which was all attributable to discontinued operations.

         The net loss resulted from expenditures associated with the reorganization of the Company and services associated with the Company's election as a BDC. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $30.28 for the six months ended January 31, 2005, as compared to $3.32 per share for the six months ended January 31, 2004.

Liquidity and Capital Resources

         As of January 31, 2005 we had cash and total assets totaling $1,935 and a deficit working capital of $53,897.

         Net operating activities and investing activities used $12,990 in cash for the six months ended January 31, 2005. Cash flows provided by financing activities for the six months ended January 31, 2005, consisted of $14,925 of net proceeds resulting from the sale of common stock.

         As of January 31, 2005, the Company had no revenues and incurred losses totaling $406,300 for the three months ending January 31, 2005; and losses totaling $406,300 for the six months ending January 31, 2005. Additionally, as of January 31, 2005, the Company had negative working capital of $53,897. The Company intends to fund operations through equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending July 31, 2005. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Our Plan of Operation for the Next Twelve Months

            As stated above, it has been determined that, as an investment company, we will only invest in/acquire cash flow positive and profitable businesses or businesses most likely to generate positive cash flows in the foreseeable future. These entities will have good growth potential as a result of access to capital and/or additional management acumen. However, the Company has limited operating history as a business development company. In addition, prior to its election as business development company under the Investment Act of 1940, the Company had incurred substantial operating losses in its prior businesses. Additionally, a significant amount of additional capital will be necessary to attract quality management, identify and invest in portfolio companies and fulfil its business strategy as a business development company. No assurance can be given that the Company will be successful with its plans. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result the Company be unable to continue as a going concern.

Results of  Operations  for the Three and Nine  Months  Ended April 30, 2005 and
2004

         For the three months ended April 30, 2005, the Company has incurred an operating loss of $283,374. The Company had no revenues and expended $267,819 on consulting and professional fees and $15,555 on general and administrative expenses. The loss for the three months ended April 30, 2004 was approximately $1,583, all of which was attributable to discontinued operations.

         The net loss resulted from expenditures associated with the reorganization of the Company and services associated with the Company's election as a BDC. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $16.77 for the three months ended April 30, 2005, as compared to $0.14 per share for the three months ended April 30, 2004.

         For the nine months ended April 30, 2005, the Company has incurred an operating loss of $689,674. The Company had no revenues and expended $669,029 on consulting and professional fees and $20,645 on general and administrative expenses. The loss for the nine months ended April 30, 2004 was $38,192, all of which was attributable to discontinued operations.

         The net loss resulted from expenditures associated with the reorganization of the Company and services associated with the Company's election as a BDC. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $49.91 for the nine months ended April 30, 2005, as compared to $3.46 per share for the nine months ended April 30, 2004.

Liquidity and Capital Resources

         As of April 30, 2005 we had cash and total assets totaling $11,358 and a deficit working capital of $8,076.

         Net operating activities used $149,017 in cash for the nine months ended April 30, 2005. Cash flows provided by financing activities for the nine months ended April 30, 2005 consisted of approximately $161,275 of net proceeds resulting from the sale of common stock.

         As of April 30, 2005, the Company had no revenues and incurred losses totaling $283,374 for the three months ending April 30, 2005; and losses totaling $689,674 for the nine months ending April 30, 2005. Additionally, as of April 30, 2005, the Company had negative working capital of $8,076. The Company intends to fund operations through equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending July 31, 2005. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Our Plan of Operation for the Next Twelve Months

         As stated above, it has been determined that, as an investment company, we will only invest in/acquire cash flow positive and profitable businesses or businesses most likely to generate positive cash flows in the foreseeable future. These entities will have good growth potential as a result of access to capital and/or additional management acumen. However, the Company has limited operating history as a business development company. In addition, prior to its election as business development company under the Investment Act of 1940, the Company had incurred substantial operating losses in its prior businesses. Additionally, a significant amount of additional capital will be necessary to attract quality management, identify and invest in portfolio companies and fulfil its business strategy as a business development company. No assurance can be given that the Company will be successful with its plans. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

         There were no off balance sheet arrangements as of October 31, 2004, January 31, 2005 and April 30, 2005. Please refer to the Commitments and Contingencies footnote to the Company's condensed financial statements included elsewhere herein.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         The Company's business activities contain elements of risk. Company management considers the principal types of risk to be valuations of investments in portfolio companies and fluctuations in interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

         As a BDC, we plan to invest in liquid securities including debt and equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Our policy is to value our investments at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for each type of investment.

         As of April 30, 2005, we have no portfolio investments.

         The board of directors will determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy considers the fact that no ready market exists for substantially all of the securities in which the Company invests. The Company's valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when the Company believes that an equity security is doubtful or when the enterprise value of the company does not currently support the cost of the Company's debt or equity investment. Conversely, the Company will record unrealized appreciation if it determines that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's investments in its portfolio companies, determined in good faith by the board of directors, may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

         In addition, the illiquidity of future investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for the Company to liquidate such investments. In addition, if we are forced to immediately liquidate some or all of the investments in the portfolio companies, the proceeds of such liquidation may be significantly less than the current value of such investments.

         Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, will be dependent upon the difference between the rates at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance its investing activities.

Item 4:  Controls and Procedures

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2004, January 31, 2005 and April 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Based upon that evaluation, our Chief Executive Officer concluded that, as of October 31, 2004, January 31, 2005 and April 30, 2005, our disclosure controls, and procedures are not currently effective. We plan to implement procedures to attain effectiveness in the near future, including employing qualified management and accounting personnel and establishing formal accounting policies and procedures.

Limitations on the Effectiveness of Internal Controls

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

         There have been no significant changes in our internal controls over financial reporting during each of the quarters ended October 31, 2004, January 31, 2005 and April 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

PART II

Item 1.  Legal Proceedings

         Currently, the Company is not a party to any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On December 15, 2004, the Company issued 6,425,000 shares of common stock (4,431 shares giving effect to the reverse stock split) in exchange for services provided by certain consultants. Such shares were valued at $393,210 (estimated to be the fair value based on private placement sales on or about the issuance date). The transaction described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

         On January 27, 2005, the Company entered into an agreement pursuant to which we sold 1,100,000 shares of our common stock (759 shares giving effect to the reverse stock split) for an aggregate purchase price of $1,100,000. The transaction described in this paragraph constituted exempt offerings provided by Rule 602(a) of Regulation E under the 33 Act.

         During the quarter ended, April 30, 2005, the Company entered into agreements pursuant to which we sold 1,750,000 shares of common stock (1,207 shares giving effect to the reverse stock split) for an aggregate of $124,000 in proceeds. The transactions described in this paragraph constituted exempt offerings provided by Rule 602(a) of Regulation E under the 33 Act.

         During the quarter ended, April 30, 2005, the Company issued 3,155,000 shares of common stock (2,176 shares giving effect to the reverse stock split) in exchange for services provided by certain consultants. Such shares were valued at $182,845 (estimated to be the fair value based on private placement sales on or about the issuance date). The transaction described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

         On September 12, 2005, the board of directors received authorization from the shareholders to amend the articles of incorporation for Article 1, Company Name; changing the Company's name to Rudy 45; and to implement a 1450:1 reverse stock split of the Company's common stock; and a new trading symbol of RDYF.PK; all effective September 26, 2005. The Company's shareholders record reflects 86,963,750 issued and outstanding shares before the reverse stock split and will reflect 59,975 issued and outstanding shares after the reverse stock split.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 22, 2004, it was approved by shareholders to amend Article I, Name of Company; the Company changed its name to PHC Holdings, and elected to become a Business Development Company or "BDC" under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company was quoted on the "pink sheets" under the name PHC Holdings and under the symbol "PHCD." The Company is now quoted under the name Rudy 45 and under the symbol "RDYF." Also, it was approved by shareholders to amend Article IV, Authorized Capital Stock; increasing its authorized common stock to 500,000,000 shares, each with a par value of $0.001 per share; and increasing its authorized preferred stock to 25,000,000 shares, each with a par value of $0.001 per share, with the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock to be determined by the board of directors.

         On August 10, 2005, it was approved by shareholders to amend Article IV, Authorized Capital Stock, of the Company's Articles of Incorporation, increasing the total authorized common stock to 950,000,000 shares, each with a par value of $0.001 per share ("Common Stock") and 50,000,000 shares of
Preferred Stock each with a par value of $0.001, ("Preferred Stock"). The rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock will be determined by the Board of Directors. This amendment was approved by the required vote of shareholders in accordance with the corporation's law of the state of Nevada.

         On September 12, 2005, the board of directors received authorization from the shareholders to amend the articles of incorporation for Article 1, Company Name; changing the Company's name to Rudy 45; and to implement a 1450:1 reverse stock split of the Company's common stock effective September 26, 2005. The Company's shareholders record reflects on such date 86,963,207 issued and outstanding shares before the reverse stock split and 59,975 after the reverse stock split.

Item 5.  Other Information

         None

Item 6.  Exhibits

Exhibit           31.1*  Certification  of Chief Executive  Officer  pursuant to
                  Section 302 of the Sarbanes-Oxley Act.

Exhibit           31.2*  Certification  of Chief Executive  Officer  pursuant to
                  Section 302 of the Sarbanes-Oxley Act.

Exhibit           32.1*  Certification  of Chief Executive  Officer  pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

Exhibit           32.2*  Certification  of Chief Executive  Officer  pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

-------------
*    Filed herewith

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           RUDY 45

By:        /s/ Sonja Farrell                           Date:  November 11, 2005
           -----------------------------
           Sonia Farrell
           President


By:        /s/ Pearl Asencio                           Date:  November 11, 2005
           -----------------------------
           Pearl Asencio
           Vice President, Secretary and
           Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.