Form 10KSB
period 2005-07-31
Rudy 45
filed 2005-11-15
CIK 1105413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended: July 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from ________ to ________

                        Commission file number: 000-29475

                                     RUDY 45
                                     -------
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


                          Formerly Known as PHC Holdings
                         -------------------------------
                 (Name of small business issuer in its charter)


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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant did not report any revenues for the fiscal year ended July 31, 2005.

Aggregate market value of the voting stock held by non-affiliates on November 3, 2005: $88,574

Shares outstanding of each of the registrant's class of common stock on September 25, 2005: 59,975

Transitional Small Business Disclosure Format (Check One):  Yes [ ]; No [X]

DOCUMENTS INCORPORATED BY REFERENCE.  None

                                TABLE OF CONTENTS

                                                                            Page
PART I

    Item 1   Description of Business...........................................1

    Item 2   Description of Property...........................................5

    Item 3   Legal Proceedings.................................................6

    Item 4   Submission of Matters to a Vote of Security Holders...............6

PART II

    Item 5   Market for Common Equity and Related Shareholder Matters..........6

    Item 6   Management's Discussion and Analysis or Plan of Operation.........9

    Item 7   Financial Statements.............................................13

    Item 8   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................14

    Item 8A  Controls and Procedures..........................................14

PART III

    Item 9   Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act................15

    Item 10  Executive Compensation...........................................16

    Item 11  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matter...................................17

    Item 12  Certain Relationships and Related Transactions...................18

    Item 13  Exhibits.........................................................18

    Item 14  Principal Accountant Fees and Services...........................18

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS.

Organization and Nature of Business

         Malahat Energy Corporation ("Malahat") is a Nevada corporation that was formed on July 26, 1994. Malahat operated a development stage enterprise and was engaged in the development of BioFuel systems to convert organic waste material into an economical, synthesized fuel gas for energy consumption. The Company completed a reverse merger with a publicly traded "Shell" company in May 2001 and traded was quoted on the Over the Counter Bulletin Board under the symbol "MAHT".

         On August 30, 2004, Malahat's board of directors approved a plan of reorganization pursuant to which Malahat transferred substantially all of its assets and substantially all of its liabilities except for liabilities of approximately $70,000 to its wholly owned subsidiary, MSC. In connection with the plan of reorganization all of MSC outstanding stock was distributed to the Company's existing stockholder.

         On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors resigned on August 30, 2004 and representatives of the new investors assumed those positions.

         On December 22, 2004, Malahat changed its name to PHC Holdings and on December 23, 2004, PHC Holdings elected to become a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company was quoted on the "pink sheets" under the name PHC Holdings and under the symbol "PHCD."

         Subsequent to the name change and electing to be a BDC, PHC Holdings will be continuously seeking operating private profitable entities in which to invest in and offer management skills. A BDC is defined and regulated by the Investment Company Act of 1940 ("1940 Act"). A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

         On September 12, 2005, the board of directors received authorization from the shareholders to amend the articles of incorporation for Article 1, Company Name; changing our name from PHC Holdings to Rudy 45 (the "Company"); and to implement a 1450:1 reverse stock split of the Company's common stock; and a new trading symbol of "RDYF.PK"; all effective September 26, 2005. The Company's shareholders record reflects 86,963,750 issued and outstanding shares before the reverse stock split and will reflect 59,975 issued and outstanding shares after the reverse stock split.

Business Development Company

         The Company intends to invest in companies that focus on providing marketing and promotional services. We will seek to leverage the combined talents of our experienced management team to invest in those companies and to enhance shareholder value.

         A business development company ("BDC") is defined and regulated by the Investment Company Act of 1940 (the "1940 Act"). A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

         As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

         o Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

         o Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

         o Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

         o Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

         o Is actively controlled by the business development company and has an affiliate of a business development company on its board of directors.

         To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

         As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.

         We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

         We are periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from wilful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

         We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to our registration statement, which is on file at the SEC. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC's Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549. As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

         We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

         We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity.

Valuation Methodology

         We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At July 31, 2005 we have no portfolio investments, consequently our total assets did not represent portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

         There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as "Gain / Loss on investments in portfolio companies."

         As a business development company, we plan to invest in liquid securities including debt and equity securities of primarily private companies. The structure of each private finance debt and equity security will be specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments may generally be subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we expect to make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology is expected to include the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Private Finance

         Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

         There is no one methodology to determine enterprise value and, in fact, for any one-portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company's financial performance and to value a portfolio company. EBITDA and EBITAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

         In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted publicly trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

Code of Ethics, Audit Committee Charter and Investment Committee Charter

         The board of directors of the Company adopted a Code of Ethics, and Audit Committee Charter and an Investment Committee Charter, all effective as of December 22, 2004.

         The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security.

         The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of the Company's independent auditors and review and discussion with such independent auditors of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the Company's annual report on Form 10-KSB for the year ended July 31, 2005. The entire board of directors have been designated the Audit Committee's "financial expert".

         The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

         The members of the Audit Committee and the Investment Committee are currently the entire board of directors of the Company.

Risk Factors

         Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

         o  Our limited operating history as a BDC;

         o Risks associated with our compliance with Section 404 of the Sarbanes-Oxley Act;

         o The ongoing global economic downturn, coupled with war or the threat of war;

         o Risk associated with possible disruption in our operations due to terrorism;

         o  Future regulatory actions and conditions in our operating areas; and

         o Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Investing in private companies involves a high degree of risk.

Our portfolio may consist primarily of long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our common stock price may be volatile.

         The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

         o Price and volume fluctuations in the overall stock market from time to time;

         o Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

         o  Volatility  resulting from trading in derivative  securities related
            to  our  common  stock  including  puts,  calls,   long-term  equity
            anticipation securities, or LEAPs, or short trading positions;

         o Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

         o Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

         o  General  economic  conditions and trends;

         o  Loss of a major funding source; or

         o  Departures of key personnel.

         Recently, the trading price of our common stock has been volatile. Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

Reverse Stock Split

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

Employees

         At July 31, 2005, the Company had 2 employees.

ITEM 2   DESCRIPTION OF PROPERTY.

         The Company's offices are located at 2633 Lincoln Boulevard, Suite 117, Santa Monica, California 90405. It occupies these premises under a lease on a month-to-month basis. The monthly rental on this space is $50.00 per month.

         Within the next twelve months, the Company believes that it may need to lease 1,000 square feet of office space to accommodate anticipated long-term expansion plans upon its investment in private entities.

ITEM 3   LEGAL PROCEEDINGS.

         Currently, the Company is not a party to any pending legal proceedings.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 5 MARKET FOR COMMN EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUES PURCHASES OF EQUITY SECURITIES

         The Company's common stock is quoted on the National Association of Securities Dealers, Inc. PINK SHEETS under the symbol "RDFY" and is not listed for trading on any exchange. The PINK SHEETS, which is separate and distinct from the NASDAQ Stock Market, is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., or NASDAQ, PINK SHEETS, and OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network.

         The Company's common stock began trading on the OTC Bulletin Board on May 30, 2001 under the symbol "MAHT". Prior to this date, the predecessor pre-merge public entity Granada Mineral Products Inc. traded under the symbol "GDMN". Set forth below are the high and low closing bid and asking prices for its common stock by quarter, from January 2, 2002 through September 30, 2005. The common stock began to trade in the PINK SHEETS in January 2004. Commencing December 24, 2004, the stock began trading under the symbol "PHCD", which was subsequently changed to "RDYF." The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent transactions.

                                   CLOSING BID           CLOSING ASK
                                  HIGH      LOW         HIGH      LOW
                                  ----      ---         ----      ---
                       2003
                       ----
         JAN. 1 THRU MAR. 31      .04      .021         .07       .03
           APR 1THRU JUN. 30      .07      .01          .078      .014
          JUL 1 THRU SEP. 30      .06      .035         .07       .05
         OCT. 1 THRU DEC. 31      .045     .03          .09       .04

                       2004
                       ----
         JAN. 1 THRU MAR. 31      .06      .03          .10       .05
           APR 1 THRU JUN 30      .055     .03          .065      .035
           JUL 1 THRU SEP 30      .025     .02          .04       .025
           OCT 1 THRU DEC 31      .03      .02          .05       .03

                       2005
                       ----
          JAN. 3 THRU MAR 31      .60      .03          .69       .05
           APR 1 THRU JUN 30      .10      .0225        .135      .03
             JUL THRU SEP 23      .025     .0013        .035      .0025
         *SEP 23 THRU SEP 30     1.50     1.50        14.00      3.50
*(1 for 1,450 reverse split)

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

Number of Shareholders

         As of July 31, 2005, the Company had 68,243,207 shares (47,064 shares giving effect to the reverse stock split) of its common stock outstanding, held of record by approximately 122 shareholders. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

         As of September 26, 2005, the Company had 86,963,207 shares (59,975 shares giving effect to the reverse stock split) of its common stock outstanding, held of record by approximately 140 shareholders. Within the holders of record of its common stock are depositories, such as Cede & Co., that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

Penny Stock

         Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's Common Stock will be on the "Pink Sheets" or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company's Common Stock is subject to the provisions of Section 15(g) and Rule 15(g)9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

Recent Sales of Unregistered Securities

Preferred Stock

         The Company is authorized effective December 22, 2004 to issue up to 25,000,000 shares of preferred stock at $0.001 par value, with all rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock to be determined by the board of directors. The authorized number of preferred shares was increased to 50,000,000 on August 10, 2005.

Common Stock

         The Company is authorized effective December 22, 2004 to issue up to 500,000,000 shares of common stock at $0.001 par value. The authorized number of preferred shares was increased to 950,000,000 on August 10, 2005. On September 12, 2005, the Company implemented a 1450:1 reverse stock split. The Company's records reflect on such date 86,963,207 issued and outstanding common shares before the reverse stock split and 59,975 common shares after the reverse stock split. Accordingly, during the year ended July 31, 2005, the Company issued 52,236,330 common shares (representing 36,025 shares giving effect to the reverse stock split declared September 2005), as discussed below.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATIONS

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

         The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this annual report on Form 10-KSB. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

Results of Operations

         For the year ended July 31, 2005, the Company incurred a net loss of $1,230,644. The Company had no revenues and expended approximately $1,116,000 on consulting and professional fees and approximately $115,000 on general and administrative expenses. For the year ended July 31, 2004 the Company incurred a net loss of $4,845. The increase in the Company's net loss during 2005 resulted from expenditures associated with the reorganization of the Company and services associated with the Company's election as a BDC. Comprehensive income for the year ended July 31, 2004 included the effect of foreign currency translation adjustment No such adjustment was required at July 31, 2005 due to our August 30, 2004 reorganization (as discussed above) which eliminated our international operations. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $64.10 for the year ended July 31, 2005, as compared to $0.45 per share for the year ended July 31, 2004.

Liquidity and Capital Resources

Capital Resources

         As of July 31, 2005, the Company had cash of $26,884 and working capital of $8,284.

Liquidity

         Our operating activities used $469,442 in cash in fiscal 2005. Our net loss of $1,230,644 was the primary component of our negative operating cash flow. Included in such loss was the impact of our issuance of common stock for services totaling $798,156. For fiscal 2004, operating activities used $54,374 primarily due to the net loss of $4,845 and the reduction of accounts payable by approximately $65,879; offset by accumulated depreciation of $3,284.

         Our investing activities used $6,023 for the purchase of property and equipment in fiscal 2005. We purchased no fixed assets in fiscal 2004.

         Our financing activities provided net proceeds from the issuance of common stock of $502,349 during the year ended July 31, 2005. The Company was in the development stage prior to its reorganization on August 30, 2004, and has not generated any revenues from operations and there is no assurance of any future revenues. Further, the Company discontinued all operations as of May 2003. As of July 31, 2005, the Company had accumulated a deficit of $3,408,236and working capital of $8,284.

         We have limited or no prior history as a BDC. Further, we will require substantial additional funding for continuing BDC administration, compliance requirements and the implementation of the business plan as a BDC. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result the Company be unable to continue as a going concern.

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

         The Company is authorized to raise up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933; in reliance on the exemption provided by Rule 602(a) of Regulation E under the 33 Act. Through July 31, 2005, the Company has raised $502,349 in net proceeds against this limit.

         Failure to secure additional financing or to raise additional equity capital may result in the Company depleting its available funds and not be able to pay its obligations. These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         There are no capital expenditures planned for the next twelve months, other than the contemplated leasing of additional office space.

Critical Accounting Policies

Valuation of Investments

         We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At July 31, 2005, we have no portfolio investments, consequently, our total assets did not represent portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

         There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as "Gain / Loss on investments in portfolio companies."

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

Income Taxes

         The Company follows SFAS No. 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Recently Issued Accounting Pronouncements

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or ("VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors don't have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2004. The December 2003 amendment of FIN 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have any VIEs and does not believe FIN 46 will have any significant effect on the Company's future financial statements.

         In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first annual reporting period that begins after December 15, 2005. The adoption of SFAS 123-R is not expected to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of No monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have a material impact on the Company's financial statements.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 7  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Page

         Report of Independent Registered Public Accounting Firm.............F-1

         Balance Sheet.......................................................F-2

         Statements of Operations and Other Comprehensive Income (Loss)......F-3

         Statements of Stockholders' Equity (Deficit)........................F-4

         Statements of Cash Flows............................................F-5

         Notes to Financial Statements.......................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rudy 45
(Formerly known as PHC Holdings)

We have audited the accompanying balance sheet of Rudy 45 (the "Company"), a business development company, as of July 31, 2005, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended July 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Rudy 45 as of July 31, 2005, and the results of its operations and cash flows for the years ended July 31, 2005 and the consolidated results of operations and cash flows for the year ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has experienced significant losses with no revenues from its principal operations. As discussed in Note 1 to the financial statements, the Company has limited or no prior history as a BDC and a significant amount of additional capital will be required for continuing BDC administration, compliance requirements and the implementation of the business plan as a BDC. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result the Company be unable to continue as a going concern.

/s/ Squar, Milner, Reehl & Williamson, LLP
------------------------------------------
November 4, 2005
Newport Beach, California

                                     RUDY 45
                         (FORMERLY KNOW AS PHC HOLDINGS)
                                  BALANCE SHEET
                                  July 31, 2005

                                     ASSETS

Current assets:
     Cash                                                           $    26,884
                                                                    -----------
Total current assets                                                     26,884
Property and equipment, net                                               6,023
                                                                    -----------
Total assets                                                        $    32,907
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                       $    18,600
     Due to related party                                                    --
                                                                    -----------
Total current liabilities                                                18,600
                                                                    -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.001 par value, 25,000,000 shares
       authorized, none issued or outstanding                                --
     Common stock, $0.001 par value, 500,000,000 shares
       authorized, 47,064 shares* issued and outstanding                     47
     Additional paid-in capital, net                                  3,422,496
     Accumulated deficit                                             (3,408,236)
                                                                    -----------
Total stockholders' equity                                               14,307
                                                                    -----------
Total liabilities and stockholders' equity                          $    32,907
                                                                    ===========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

              See accompanying notes to the financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                            STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004

                                                                    Consolidated
                                                           2005         2004
                                                       -----------  -----------
Continuing operations:
Net sales                                              $        --  $        --
Cost of good sold                                               --           --
                                                       -----------  -----------
Gross profit                                                    --           --
Selling, general and administrative expenes              1,230,644           --
                                                       -----------  -----------
Operating loss                                          (1,230,644)          --
                                                       -----------  -----------
Other income (expense):
     Gain on forgiveness of accrued liabilities                 --           --
                                                       -----------  -----------
Total other (expense) income                                    --           --
                                                       -----------  -----------
Loss from continuing operations before income taxes     (1,230,644)          --
Income tax provision                                            --           --
                                                       -----------  -----------
Loss from continuing operations                         (1,230,644)          --
Discontinued operations:
     Loss from operations of discontinued segment, net          --       (4,845)
                                                       -----------  -----------
Net loss                                                (1,230,644)      (4,845)
     Foreign currency translation adjustments                   --       51,984
                                                       -----------  -----------
Other comprehensive (loss) income                      $(1,230,644) $    47,139
                                                       ===========  ===========
Income (loss) per common share (basic and diluted):
     Continuing operations                             $    (64.10) $        --
     Discontinued operations                                    --        (0.45)
                                                       ===========  ===========
     Net loss                                          $    (64.10) $     (0.45)
                                                       ===========  ===========
Weighted average common shares* outstanding:
     Basic                                                  19,198       10,856
                                                       ===========  ===========
     Diluted                                                19,198       10,856
                                                       ===========  ===========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

              See accompanying notes to the financials statements.

                                     RUDY 45
                         (FORMERLY KNOW AS PHC HOLDINGS)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004

                                                   Additional         Common         Accumulated
                               Common Stock*         Paid-in          Stock          Comprehensive     Accumulated
                             Shares       Par        Capital        Subscribed       Income (Loss)       Deficit            Total
                             ------------------------------------------------------------------------------------------------------
Balance, Aug 1, 2003         11,039      $ 11      $ 1,931,462        $ 8,800          $ (27,686)     $ (2,172,747)     $  (260,160)

Foreign currency
 translation adjustment                                                                   51,984                             51,984

Net loss                                                                                                    (4,845)          (4,845)
                             ------      ----      -----------        -------          ---------      ------------      -----------
Balance, Jul 31, 2004        11,039        11        1,931,462          8,800             24,298        (2,177,592)        (213,021)

Reorganization of
 Company                                               181,765                           (24,298)                           157,467

Collection of stock
 subscription                                            8,800         (8,800)                                                   --

Issuance of stock
 for services                11,060        11          798,145                                                              798,156

Shares issued
 for cash, net of
 placement fees              24,965        25          502,324                                                              502,349

Net loss                                                                                                (1,230,644)      (1,230,644)
                             ------      ----      -----------        -------          ---------      ------------      -----------
Balance, Jul 31, 2005        47,064      $ 47      $ 3,422,496        $    --          $      --      $ (3,408,236)     $    14,307
                             ======      ====      ===========        =======          =========      ============      ===========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

              See accompanying notes to the financials statements.

                                     RUDY 45
                        (FORMERLY KNOWN AS PHC HOLDINGS)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004

                                                        2005           2004
                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                       $(1,230,644)   $        --
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                       --             --
         Issuance of common stock for services          798,156             --
     Changes in operating assets and liabilities:
         Other assets                                        --             --
         Accounts payable and accrued liabilities       (36,954)            --
         Due to related party                                --             --
                                                    -----------    -----------
Net cash used in operating activities                  (469,442)            --
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  (6,023)            --
                                                    -----------    -----------
Net cash used in investing activities                    (6,023)            --
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net        502,349             --
                                                    -----------    -----------
Net cash provided by financing activities               502,349             --
                                                    -----------    -----------
Foreign currency translation adjustment                      --             --
Net cash flows from discontinued operations                  --         (2,390)
                                                    -----------    -----------
Net increase in cash and cash equivalents                26,884         (2,390)
Cash at beginning of period                                  --          2,390
                                                    -----------    -----------
Cash at end of period                               $    26,884    $        --
                                                    ===========    ===========
Cash paid during the period for:
     Interest                                       $        --    $        --
                                                    ===========    ===========
     Income taxes                                   $        --    $        --
                                                    ===========    ===========

Please see the notes to the financial statements for information on non-cash investing and financing activities.

              See accompanying notes to the financials statements.

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

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

         On August 30, 2004, Malahat's board of directors approved a plan of reorganization (the "Malahat Reorg") pursuant to which the Company transferred substantially all of its assets and liabilities, except for liabilities of approximately $70,000, to its wholly owned subsidiary, Malahat Services Corporation ("MSC"). In connection with the plan of reorganization, all of MSC outstanding stock was distributed to the Malahat's existing stockholders. See note 3 for more information.

         On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares of common stock (7,278 common shares giving effect to the reverse stock split described below), which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

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

         On September 12, 2005, the board of directors received authorization from the stockholders to amend the articles of incorporation for Article 1, Name of Company; changing the Company's name from PHC Holdings to Rudy 45 (the "Company"); and to implement a 1450:1 reverse stock split of the Company's common stock effective September 26, 2005. The Company's shareholders record reflects on such date 86,963,207 issued and outstanding shares before the reverse stock split and 59,975 after the reverse stock split. The Company now trades under the symbol "RDYF."

Nature of Business

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

         The Company is authorized to raise up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933; in reliance on the exemption provided by Rule 602(a) of Regulation E under the 33 Act. Through July 31, 2005, the Company has raised net proceeds of $504,849 against this limit.

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

Going Concern Basis of Presentation

            The accompanying financial statements have been prepared assuming that the Company continues as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. Malahat has been in the development stage since it began operations on July 26, 1994, and did not generate any revenues from its principal operations and there is no assurance of any future revenues. As of August 30, 2004 Malahat reorganized with its subsidiary (see Note 3) and changed its name to PHC Holdings and subsequently to Rudy 45. The Company elected to become a BDC on December 22, 2004 and has not generated any revenues and there is no assurance of any future revenues. Further, the Company has limited or no prior history as a BDC. As of July 31, 2005, the Company had an accumulated deficit of $3,408,236 and working capital of $8,284.

         The Company will require substantial additional capital for continuing BDC administration, compliance requirements and the implementation of the business plan as a BDC. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

Basis of Presentation and Consolidation

         As a result of the reorganization and spin-off of our wholly owned subsidiary described in Note 3, the accompanying financial statements as of July 31, 2005 are not consolidated and only include the accounts of Rudy 45. The accompanying financial statements for the year ended July, 31, 2004 include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations

         In accordance with SFAS No. 144, the Company accounts the operations of the subsidiary subject to the reorganization as discontinued operations in all periods presented. SFAS No. 144 requires that the results of operations of a component of an entity that has been disposed, distributed to the shareholders in a spin-off or that meets all of the "held for sale" criteria, be accounted for as discontinued operations, if the component's operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the transaction and the Company will not have any significant continuing involvement in the operations of the component after the transaction. The classification as "discontinued operations" requires having the appropriate approvals by our management, Board of Directors, and stockholders as applicable, and meeting other criteria. A component of an entity that is divested to stockholders is then to be classified as discontinued operations when the divestment occurs.

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

         Revenues and expenses from Malahat Services Corporation for the years ended July 31, 2005 and 2004 are summarized below:

                                                   2005       2004
                                               -----------   --------
Expenses
  General and administrative                   $        --   $(32,892)
  Gain on forgiveness of accrued liabilities            --     28,047
                                               -----------   --------
Net loss from discontinued operations          $        --   $ (4,854)
                                               ===========   ========

Risks and Uncertainties

         The Company has a limited operating history. The Company has not yet generated any revenue from its business operations. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing expanding operations; competition; attracting, retaining and motivating qualified personnel; and maintaining and developing new strategic relationships. The Company has limited or no prior history as a BDC. The Company may be subject to the risks associated with an emerging business, including the potential risks of business failure.

Use of Estimates

         The Company prepares its financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for the deferred income tax valuation allowance. Actual results could differ from those estimates.

 Fair Values of Financial Instruments

         Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, approximate their fair value at July 31, 2005, due to their short-term nature.

Foreign Currency Translation

         Assets and liabilities of the Company's Canadian operations were translated into U.S. Dollars at period-end exchange rates. Income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. The Company had no foreign currency translation adjustments for the year ended July 31, 2005 due to the Malahat Reorg. For the years ended July 31, 2005 and 2004, the Company had no foreign exchange transaction gains or losses.

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

Cash Equivalents

         The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at July 31, 2005.

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

Long-Lived Assets

         SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. As of July 31, 2005, no impairment indicators were noted.

Revenue Recognition

         During 2005, as a BDC, the Company intends to recognize revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies. There were no revenues for the year ended July 31, 2005.

         Prior to its election as a BDC, the Company intended to recognize revenue from product sales, net of any discounts, when products are shipped and title passes to customers. Revenues from services were intended to be recognized at the time the related service was performed. From inception through July 31, 2004, the Company had generated no revenues.

         In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"). SAB 101, which was subsequently superseded by SAB 104, provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company intends to comply with the provisions of SAB.

Advertising

         The Company expenses the cost of advertising under the "General and administrative" caption of the statements of operations and comprehensive loss when incurred. The Company had no advertising expenses in the years ended July 31, 2005 and 2004.

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

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

Stock-Based Compensation

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

         The Company has no stock-based compensation plans as of July 31,2005 or for the years ended July 31, 2005 and 2004. The Company did issue, however, 1,400,000 shares of restricted common stock (966 common shares giving effect to the reverse stock split) to two employees as partial compensation for services provided during the year ended July 31, 2005. Such shares were valued at an aggregate amount approximating $57,000 based on stock sales on or about the issuance dates (see Note 5) ,

Basic and Diluted Loss per Common Share

         The Company follows SFAS No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of July 31, 2005 and 2004, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (See Note 7).

Comprehensive Income (Loss)

         SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' deficit.

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

Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period of the first annual period that begins after December 15, 2005. The adoption of SFAS
123-R is not expected to have a material impact on the Company's financial statements.

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.   MALAHAT REORGANIZATION

         On August 30, 2004, Malahat's board of directors approved a plan of reorganization (the "Malahat Reorg") pursuant to which the Company transferred fixed and other assets approximating $18,000 and accounts payable and accrued liabilities and due to related party approximating $175,000 to its wholly owned subsidiary, Malahat Services Corporation ("MSC"). In connection with the plan of reorganization, all of MSC outstanding stock was distributed to the Malahat's existing stockholders. The reorganization was accounted using the historical carrying amounts of assets and liabilities distributed and reflected against paid in capital. The assets and liabilities and results of operations of the net assets distributed to the former shareholders have been reflected in the accompanying financial statements as discontinued operations. The net effect of transferring such assets and liabilities plus accumulated other comprehensive income resulted in an increase to additional paid-in capital of approximately $182,000.

         Additionally, shareholders owning 10,581,875 shares of common stock (7,278 common shares giving effect to the reverse stock split described below), which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors. In connection with the foregoing, the officers and directors of the Company resigned on August 30, 2004 and representatives of the new investors assumed those positions.

4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at July 31, 2005:

                  Computer hardware and software            $    6,023
                                                            ----------
                                                                 6,023
                  Accumulated depreciation                          --
                                                            ----------
                                                            $    6,023
                                                            ==========

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

5.  EQUITY TRANSACTIONS

Preferred Stock

         The Company is authorized effective December 22, 2004 to issue up to 25,000,000 shares of preferred stock at $0.001 par value, with all rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock determined by the board of directors. The authorized number of preferred shares was increased to 50,000,000 on August 10, 2005.

Common Stock

         The Company is authorized effective December 22, 2004 to issue up to 500,000,000 shares of common stock at $0.001 par value. The authorized number of preferred shares was increased to 950,000,000 on August 10, 2005. On September 12, 2005, the Company implemented a 1450:1 reverse stock split. The Company's records reflect on such date 86,963,207 issued and outstanding common shares before the reverse stock split and 59,975 common shares after the reverse stock split. Accordingly, during the year ended July 31, 2005, the Company issued 52,236,330 common shares (representing 36,025 shares giving effect to the reverse stock split declared September 2005), as discussed below.

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

6.  INCOME TAX PROVISION

         There is no material income tax expense recorded for the years ended July 31, 2005 and 2004, due to the Company's net losses.

         Income tax expense for the years ended July 31, 2005 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                            2005         2004
                                                         ----------    --------
Income tax benefit at U.S. federal statutory rates       $ (418,000)   $ (2,000)
State taxes                                                 (74,000)         --
Change in valuation allowance                               492,000      (2,000)
                                                         ----------    --------
                                                         $       --    $     --
                                                         ==========    ========

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at July 31 are as follows:

                                           2005           2004
                                       ===========    ===========
Deferred tax assets:
   Net operating loss carry forwards   $   874,000    $   874,000
   Accrued wages                                --             --
   Tax credits                             480,000        480,000
        Total deferred tax assets        1,354,000      1,354,000
                                       -----------    -----------
        Less valuation allowance        (1,354,000)    (1,354,000)
                                       -----------    -----------
        Net deferred tax assets        $        --    $        --
                                       ===========    ===========

         As of July 31, 2005, the Company had tax net operating loss ("NOL") carryforwards of approximately $2.2 million. For federal income tax purposes, the NOL's expire at varying dates ending in 2024. For foreign income tax purposes, the NOL's have no expiration date. The Company also has research and development credit carryforwards of approximately $480,000 which expire through 2023. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of July 31, 2005, the Company had provided a valuation allowance of $1,354,000 to reduce the deferred tax assets. The net change in the valuation allowance for fiscal year 2005 was an increase of $2,000.

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

                                     RUDY 45
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

7.  INCOME/LOSS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income/loss per common share computations for the years ended July 31, 2005 and 2004:

                                                                        2005           2004
                                                                    -----------    -----------
Numerator for basic and diluted income (loss) per common share:

     Net (loss) income attributed to common shareholders            $(1,230,644)   $    (4,845)

Denominator for basic and diluted income (loss) per common share:

     Weighted average number of common shares outstanding *              19,198         10,856

                                                                    -----------    -----------
Basic and diluted (loss) income per common share                    $    (64.10)   $     (0.45)
                                                                    ===========    ===========

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

8.   SUBSEQUENT EVENTS (UNAUDITED)

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

ITEM 8 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS DISCLOSURE.

       None

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

         The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date"), within 90 days prior to filing the Company's July 31, 2005 Form 10-KSB. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of July 31, 2005, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

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

Changes in Internal Control

         There were no significant changes made in the Company's internal controls over financial reporting, during the year ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning its executive officers and directors as of July 31, 2005:

          Name          Age        Position / Office Held
      --------------------------------------------------------------------
      Sonia Farrell     34         President and Director

      Pearl Asencio     55         Vice President, Secretary, Director and
                                   Principal Accounting Officer

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

Involvement in Legal Proceedings

         To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action) the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed or vacated.

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

         Based solely upon review, the two officers of the Company have not filed their Form 3 timely for the fiscal year ended July 31, 2005, therefore, all Section 16(a) filing requirements applicable to its reporting persons were not met.

Code of Ethics Disclosure

         As of December 22, 2004, we have adopted the Code of Ethics, the Audit Committee Charter and the Investment Committee Charter for our principal executive, financial, and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Audit Committee Financial Expert

         During the fiscal year ended July 31, 2005, the Company's directors act as the audit committee members, and have not appointed a financial expert.

ITEM 10  EXECUTIVE COMPENSATION

The Company paid the following compensation to the named executive officers for the fiscal year ended July 31, 2004:

                                                     SUMMARY COMPENSATION TABLE

                                    Annual Compensation                        Long Term Compensation
                            -----------------------------------     ------------------------------------------------
                                                  Other Annual       Restricted                           All Other
                              Salary    Bonus     Compensation      Stock Awarded      Options/SARs     Compensation
Name                  Year      $         $             $                 $                 #                 $
---------------------------------------------------------------------------------------------------------------------
Jake Neufeld          2005      0         0             0                 0                 0                 0
                      2004      0         0             0                 0                 0                 0

Bruce Ramsay          2005      0         0             0                 0                 0                 0
                      2004      0         0             0                 0                 0                 0

Sonia Farrell         2005      0         0             0              28,490               0                 0
                      2004      0         0             0                 0                 0                 0

Pearl Asencio         2005   $10,131      0             0              28,490               0                 0
                      2004      0         0             0                 0                 0                 0

         None of the above named executive officers had employment agreements during the fiscal year ended July 31, 2004 and 2005; and Pearl Asencio was the only officer which received compensation during fiscal 2005. Mr. Neufeld and Mr. Ramsay resigned effective June 30, 2004 and Mrs. Farrell and Mrs. Asencio became directors and officers in July 2005.

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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of its common stock as of September 26, 2005 by:

         o each person known by it to own beneficially more than 5%, in the aggregate, of the outstanding shares of its common stock;

         o  each of its directors;

         o it's named executive officers in the Summary Compensation Table above; and

         o  all of its directors and executive officers as a group.

         The following calculations of the percent of outstanding shares are based on 59,979 shares of its common stock issued and outstanding as of November 7, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, the Company believes each shareholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that shareholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within sixty days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. Except as described below, beneficial ownership and, accordingly, percent of class ownership, is calculated pursuant to Securities and Exchange Commission Rule 13d-3.

                                                     AMOUNT AND NATURE OF
         NAME AND ADDRESS                            BENEFICIAL OWNERSHIP               PERCENT
         OF BENEFICIAL OWNER (1)                     OF COMMON STOCK                    OF COMMON STOCK
         -----------------------                     --------------------               ---------------
         The ownership of Common Stock of the current  officers and directors of the Company is as follows:

         Sonia Farrell                               483 shares                         Less than 1%
         Pearl Asencio                               310 shares                         Less than 1%

         All officers and directors                  793 shares
         As a group (2 persons)

         (1)  c/o Rudy 45
              2633 Lincoln Blvd, #117
              Santa Monica, California  90405

         The ownership of Common Stock of more that 5%  Beneficial  Owners is as follows:
         ------------------------------
         American Capital Partners Ltd.              8,276 shares                       13.8%
         14 Wall Street
         New York, NY  10005

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13  EXHIBITS

Exhibit No.       Description
-----------       -----------
Exhibit 3.1*      Certificate  of Existence  with Status in Good Standing of the
                  Registrant, dated December 8, 2004

Exhibit 3.2* Certificate of Amendment to the Articles of Incorporation of the Registrant, dated December 22, 2004.

Exhibit 3.3*      By-Laws of the Registrant

Exhibit 3.4* Certificate of Existence with Status in Good Standing of the Registrant, dated January 20, 2005.

Exhibit 3.5* Amended List of Officers, Directors and Resident Agent of the Registrant, dated March 7, 2005.

Exhibit 3.6* Certificate of Amendment to the Articles of Incorporation of the Registrant, dated August 15, 2005.

Exhibit 3.7* Certificate of Amendment to the Articles of Incorporation of the Registrant, dated September 14, 2005.

Exhibit 31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

------------------
*   Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended July 31, 2005 was approximately $37,000.

Audit-Related Fees

         The aggregate fees billed by our auditors for assurance and related services that reasonably relate to Form 8-K were zero for the fiscal year ended July 31, 2005.

Tax Fees

         The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were zero for the fiscal year ended July 31, 2005.

All Other Fees

         The  aggregate  fees  billed by our  auditors  for all other  non-audit
services,   such  as  attending  meetings  and  other  miscellaneous   financial
consulting were zero for the fiscal year ended July 31, 2005.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           RUDY 45

By:        /s/ Sonja Farrell                            Date:  November 11, 2005
           ---------------------------------------
           Sonia Farrell
           President and Director

By:        /s/ Pearl Asencio                            Date:  November 11, 2005
           ---------------------------------------
           Pearl Asencio
           Vice President, Secretary, Director and
           Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit 3.1 Certificate of Existence with Status in Good Standing of the Registrant, dated December 8, 2004

Exhibit 3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant, dated December 22, 2004.

Exhibit 3.3       By-Laws of the Registrant

Exhibit 3.4 Certificate of Existence with Status in Good Standing of the Registrant, dated January 20, 2005.

Exhibit 3.5 Amended List of Officers, Directors and Resident Agent of the Registrant, dated March 7, 2005.

Exhibit 3.6 Certificate of Amendment to the Articles of Incorporation of the Registrant, dated August 15, 2005.

Exhibit 3.7 Certificate of Amendment to the Articles of Incorporation of the Registrant, dated September 14, 2005.

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