Form 10-Q
period 2004-10-31
Rudy 45
filed 2005-12-16
CIK 1105413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended: October 31, 2005

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT

               For the transition period from ________ to ________


                        Commission file number: 000-29475


                                     RUDY 45
                                     -------
                 (Name of small business issuer in its charter)

                NEVADA                                       88-0491630
   --------------------------------                     -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


2633 Lincoln Boulevard, Suite 117, Santa Monica, California          90405-4656
-----------------------------------------------------------          ----------
       (Address of principal executive offices)                      (Zip Code)

                                 (310) 452-3206
                                 --------------
                           (Issuer's telephone number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 25, 2005: 59,975 shares.

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page

 PART I        FINANCIAL INFORMATION

      Item 1   Financial Statements .......................................... 1

      Item 2   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................... 12

      Item 3   Quantitative and Qualitative Disclosures about Market Risk ... 15

      Item 4   Controls and Procedures ...................................... 16

 PART II       OTHER INFORMATION

      Item 1   Legal Proceedings ............................................ 17

      Item 2   Unregistered Sales of Equity Securities and Use of Proceeds .. 17

      Item 3   Defaults upon Senior Securities .............................. 17

      Item 4   Submission of Matters to a Vote of Security Holders .......... 17

      Item 5   Other Information ............................................ 17

      Item 6   Exhibits ..................................................... 18

                          PART I FINANCIAL INFORMATION


 ITEM 1  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

      Condensed Balance Sheets as of October 31, 2005
          and July 31, 2005 .................................................. 2

      Condensed Statements of Operations for the three months
          ended October 31, 2005 and 2004 .................................... 3

      Condensed Statements of Cash Flows for the three months
          ended October 31, 2005 and 2004 .................................... 4

      Notes to Condensed Financial Statements ................................ 5

                                     RUDY 45
                            CONDENSED BALANCE SHEETS


                                                            October 31, 2005
                                                              (Unaudited)       July 31, 2005
                                                            ---------------    ---------------

                              ASSETS

Current assets:
     Cash                                                    $      12,175      $      26,884
                                                            ---------------    ---------------

Total current assets                                                12,175             26,884
Property and equipment, net                                          6,725              6,023
                                                            ---------------    ---------------

Total assets                                                 $      18,900      $      32,907
                                                            ===============    ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                $         100      $      18,600
                                                            ---------------    ---------------

Total current liabilities                                              100             18,600
                                                            ---------------    ---------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.001 par value,
        25,000,000 shares authorized at July 31, 2005
        none issued or outstanding
        50,000,000 shares authorized at October 31, 2005,
        none issued or outstanding                                      --                 --
     Common stock, $0.001 par value,
        500,000,000 shares authorized,47,064 shares*
        issued and outstanding at July 31, 2005
        950,000,000 shares authorized, 59,975 shares*
        issued and outstanding at October 31, 2005                      60                 47
     Additional paid-in capital, net                             3,456,782          3,422,496
     Common stock subscribed                                        95,773                 --
     Accumulated deficit                                        (3,533,815)        (3,408,236)
                                                            ---------------    ---------------

Total stockholders' equity                                          18,800             14,307
                                                            ---------------    ---------------

Total liabilities and stockholders' equity                   $      18,900      $      32,907
                                                            ===============    ===============

* Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

                             See accompanying notes

                                     RUDY 45
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months      Three Months
                                                            Ended            Ended
                                                         October 31,       October 31,
                                                            2005              2004
                                                       ----------------  ---------------

Net sales                                               $           --    $          --
Cost of good sold
                                                       ----------------  ---------------
Gross profit                                                        --               --
Selling, general and administrative expenses                   125,580               --
                                                       ----------------  ---------------

Operating loss                                                (125,580)              --
                                                       ----------------  ---------------
Other income (expense):
     Other income (expense)                                         --               --
                                                       ----------------  ---------------

Total other (expense) income                                        --               --
                                                       ----------------  ---------------
Loss from continuing operations before income taxes           (125,580)              --
Income tax provision                                                --               --
                                                       ----------------  ---------------

Net loss                                                $     (125,580)   $          --
                                                       ================  ===============
Income (loss) per common share:
     Basic                                              $        (2.50)   $          --
     Diluted                                            $        (2.50)   $          --

Weighted average common shares outstanding:
     Basic                                                      50,214           11,039
                                                       ================  ===============

     Diluted                                                    50,214           11,039
                                                       ================  ===============


                             See accompanying notes


                                    RUDY 45
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months        Three Months
                                                         Ended               Ended
                                                      October 31,          October 31,
                                                          2005                2004
                                                   -----------------    ----------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                       $      (125,580)     $           --
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                          354                  --
         Issuance of common stock for services                5,550                  --
     Changes in operating assets and liabilities:
         Other assets                                            --                  --
         Accounts payable and accrued liabilities           (18,500)                 --
         Due to related party                                    --                  --
                                                   -----------------    ----------------

Net cash used in operating activities                      (138,176)                 --
                                                   -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                      (1,056)                 --
                                                   -----------------    ----------------

Net cash used in investing activities                        (1,056)                 --
                                                   -----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net             28,750                  --
     Proceeds from common tock subscribed, net               95,773                  --
                                                   -----------------    ----------------

Net cash provided by financing activities                   124,523                  --
                                                   -----------------    ----------------

Net decrease in cash and cash equivalents                   (14,709)                 --
Cash at beginning of period                                  26,884                  --
                                                   -----------------    ----------------

Cash at end of period                               $        12,175      $           --
                                                   =================    ================

Please see the notes to the financial statements for information on non-cash investing and financing activities.


                             See accompanying notes

                                     RUDY 45
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

        On August 30, 2004 and in connection with a stock purchase agreement, shareholders owning 10,581,875 shares of common stock (7,278 common shares giving effect to the reverse stock split described below), which represented 66% of the outstanding stock agreed to sell their shares to new investors for $85,000 in cash. In connection with the foregoing, the officers and directors of Malahat resigned on August 30, 2004 and representatives of the new investors assumed those positions.

        On December  22,  2004,  it was  approved by the  stockholders  to amend
Article I, Name of Company; Malahat changed its name to PHC Holdings, and elected to become a Business Development Company or "BDC" under the Investment Company Act of 1940, as amended (the "1940 Act"). As of July 31, 2005, the Company traded on the "pink sheets" under the name PHC Holdings and under the symbol "PHCD." Also, it was approved by the shareholders to amend Article IV, Authorized Capital Stock; increasing its authorized common stock to 500,000,000 shares, each with a par value of $0.001 per share; and increasing its authorized preferred stock to 25,000,000 shares, each with a par value of $0.001 per share, with the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock to be determined by the board of directors.

        On August 10, 2005, it was approved by stockholders to amend Article IV, Authorized Capital Stock, of the Articles of Incorporation, increasing the total authorized common stock to 950,000,000 shares, each with a par value of $0.001 per share ("Common Stock") and 50,000,000 shares of Preferred Stock each with a par value of $0.001, ("Preferred Stock"). The rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock will be determined by the Board of Directors.

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

        The Company is authorized to issue up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933; in reliance on the exemption provided by Rule 602(a) of Regulation E under the 33 Act. Through October 31, 2005, the Company has raised net proceeds of approximately $629,000 against this limit.

                                     RUDY 45
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

Basis of Presentation

        The interim unaudited condensed financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company for the year ended July 31, 2005. In the opinion of management, all adjustments (which consist of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

        The accompanying financial statements have been prepared assuming that the Company continues as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. Malahat has been in the development stage since it began operations on July 26, 1994, and did not generate any revenues from its principal operations and there is no assurance of any future revenues. As of August 30, 2004 Malahat reorganized with its subsidiary (see Note 3) and changed its name to PHC Holdings and subsequently to Rudy 45. The Company elected to become a BDC on December 22, 2004 and has not generated any revenues and there is no assurance of any future revenues. Further, the Company has limited or no prior history as a BDC. As of October 31, 2005, the Company had an accumulated deficit of approximately $3,534,000 and working capital of approximately $12,000.

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

2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

        As a result of the reorganization and spin-off of our wholly owned subsidiary, the accompanying financial statements as of October 31, 2005 are not consolidated and only include the accounts of Rudy 45.

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

                                     RUDY 45
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

Use of Estimates

        The Company prepares its financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for the deferred income tax valuation allowance. Actual results could differ from those estimates.

 Fair Values of Financial Instruments

        Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, approximate their fair value at October 31, 2005, due to their short-term nature.

Cash Equivalents

        The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2005.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred, and betterments are capitalized. Upon the sale or retirement of depreciable assets, the accounts are relieved of the related costs and accumulated depreciation, and any resulting gain or loss is included in operations.

Long-Lived Assets

        SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. As of October 31, 2005, no impairment indicators were noted.

Revenue Recognition

        As a BDC, the Company intends to recognize revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies. There were no revenues for the three months ended October 31, 2005 and 2004.

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

                                     RUDY 45
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

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

        The Company has no stock-based compensation plans as of October 31, 2005 and 2004.

Basic and Diluted Loss per Common Share

        The Company follows SFAS No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of October 31, 2005 and 2004, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted losses per share are the same as additional potential common shares would be anti-dilutive (See Note 5).

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

                                     RUDY 45
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

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

3. MALAHAT REORGANIZATION

        On August 30, 2004, Malahat's board of directors approved a plan of reorganization (the "Malahat Reorg") pursuant to which the Company transferred fixed and other assets approximating $18,000 and accounts payable and accrued liabilities and due to related party approximating $175,000 to its wholly owned subsidiary, Malahat Services Corporation ("MSC"). In connection with the plan of reorganization, all of the MSC outstanding stock was distributed to the Malahat's existing stockholders. The reorganization was accounted using the historical carrying amounts of assets and liabilities distributed and reflected against paid in capital. The assets and liabilities and results of operations of the net assets distributed to the former stockholders have been reflected in the accompanying financial statements as discontinued operations. The net effect of transferring such assets and liabilities plus accumulated other comprehensive income resulted in an increase to additional paid-in capital of approximately $182,000.

        Additionally, stockholders owning 10,581,875 shares of common stock (7,278 common shares giving effect to the reverse stock split described below), which represented 66% of the Company's outstanding stock agreed to sell their shares to new investors. In connection with the foregoing, the officers and directors of Malahat resigned on August 30, 2004 and representatives of the new investors assumed those positions.

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

                                     RUDY 45
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

Common Stock

        The Company is authorized effective December 22, 2004 to issue up to 500,000,000 shares of common stock at $0.001 par value. The authorized number of common shares was increased to 950,000,000 on August 10, 2005. On September 12, 2005, the Company implemented a 1450:1 reverse stock split. The Company's records reflect on such date 59,975 issued and outstanding common shares before the reverse stock split and 61,505 common shares after the reverse stock split. Accordingly, during the three months ended October 31, 2005, the Company issued 18,719,500 common shares (representing 12,910 shares giving effect to the reverse stock split declared September 2005).

        During the three months ended October 31, 2005, the Company entered into agreements pursuant to which we sold 11,379 shares of common stock for an aggregate of $28,750 in net proceeds.

        During the three months ended October 31 2005, the Company issued 1,531 shares of common stock in exchange for services provided by certain consultants. Such shares were valued at $5,550 (estimated to be the fair value based on private placement sales on or about the issuance date).

Common Stock Subscribed

        During the three months ended October 31, 2005, the Company entered into agreements pursuant to which we subscribed 55,552 shares of common stock for an aggregate of $95,773 in net proceeds.

5. INCOME/LOSS PER COMMON SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted income/loss per common share computations for the three months ended October 31, 2005 and 2004:

                                                        --------------  --------------
                                                             2005            2004
                                                        --------------  --------------

   Numerator for basic and diluted income (loss) per common share:

      Net (loss) income attributed to
        common shareholders                              $   (125,580)   $         --

   Denominator for basic and diluted income (loss) per common share:

      Weighted average number of common
        shares outstanding                                     50,214          11,039

                                                        --------------  --------------
   Basic and diluted (loss) income per common share      $      (2.50)   $         --
                                                        ==============  ==============

                                    RUDY 45
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

6. COMMITMENTS AND CONTINGENCIES

General

        The  Company's   commitments   and   contingencies   include  the  usual
obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

Regulatory Compliance

        As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at October 31, 2005. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

Legal

        Currently, the Company is not a party to any pending legal proceedings.

Letter of Intent

        On September 23, 2005, the Company entered into a Letter of Intent to acquire all of the outstanding stock of Rudy International Marketing, Ltd. ("RIM") in exchange for shares of the Company's restricted common stock. It is anticipated that the parties will enter into a definitive Stock Purchase Agreement with an expected closing in January 2006.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

        For the three months ended October 31, 2005, the Company incurred a net loss of approximately $126,000. The Company had no revenues and expended approximately $100,000 on consulting and professional fees and approximately $26,000 on general and administrative expenses. For the three months ended October 31, 2004 the Company had no income or loss for the period. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $2.50 for the three months ended October 31, 2005, as compared to $0.0 per share for the three months ended October 31, 2004.

Liquidity and Capital Resources

Capital Resources

        At October 31, 2005, the Company had $12,000 of working capital, which consisted of cash.

Liquidity

        During the three months ended October 31, 2005, net cash decreased by approximately $15,000. Cash inflows of approximately $125,000 were from financing activities; proceeds from the sale of common stock and common stock subscribed. Cash outflows during this period was principally the result of cash used by continuing operations to fund the operating losses of approximately $120,000 (net of depreciation and issuance of common stock for services), and $18,500 of accounts payable decreases. Cash outflows from investing activities consisted of approximately $1,100 used to purchase property and equipment.

        During the three months ended October 31, 2004, there were no operating activities due to the reorganization of the Company on August 30, 2004, as discussed in Note 3 to the condensed financial statements.

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

        The Company is authorized to issue up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933; in reliance on the exemption provided by Rule 602(a) of Regulation E under the 33 Act. Through October 31, 2005, the Company has raised approximately $629,000 in net proceeds against this limit.

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

        We currently anticipate that our cash requirements will be approximately $180,000 for the remainder of this fiscal year. There are no capital expenditures planned for the next twelve months, other than the contemplated leasing of additional office space.

Critical Accounting Policies

Valuation of Investments

        We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At October 31, 2005, we have no portfolio investments; consequently, our total assets did not include portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securities Issued for Services

        For the three months ended October 31, 2005 we issued 1,531 common shares in payment of services, to reduce our obligation and to avoid using our cash resources. Such shares were valued at $5,550 (estimated to be the fair value based on private placement sales on or about the issuance date). These shares were issued as restricted shares of the Company. There were no securities issued for services for the three months ended October 31, 2004.

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

ITEM 3  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

        The board of directors determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy considers the fact that no ready market exists for substantially all of the securities in which the Company invests. The Company's valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when the Company believes that an equity security is doubtful or when the enterprise value of the company does not currently support the cost of the Company's debt or equity investment. Conversely, the Company will record unrealized appreciation if it determines that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's investments in its portfolio companies, determined in good faith by the board of directors, may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

        In addition, the illiquidity of the Company's existing investments may adversely affect its ability to dispose of debt and equity securities at times when it may be otherwise advantageous for the Company to liquidate such investments. In addition, if the Company was forced to immediately liquidate some or all of the investments in the portfolio companies, the proceeds of such liquidation may be significantly less than the current value of such investments.

        Because the Company may borrow money to make investments, the Company's net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rates at which the Company borrows funds and the rate at which the Company invests these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company's net investment income. In periods of rising interest rates, the Company's cost of funds would increase, which would reduce the Company's net investment income. The Company may use a combination of long-term and short-term borrowings and equity capital to finance its investing activities.

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date"), within 90 days prior to filing the Company's October 31, 2005 Form 10-Q. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of October 31, 2005, the Company's disclosure controls and procedures were not effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. However, the board of directors and management have now taken specific steps to correct these matters.

 Changes in Internal Control Over Financial Reporting

        There were no significant changes made in the Company's internal controls over financial reporting, during the three months ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

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

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

        Currently, the Company is not a party to any pending legal proceedings.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the three months ended October 31, 2005, the Company entered into agreements pursuant to which we sold 11,379 shares of common stock for an aggregate of $28,750 in net proceeds.

        During the three months ended October 31 2005, the Company issued 1,531 shares of common stock in exchange for services provided by certain consultants. Such shares were valued at $5,550 (estimated to be the fair value based on private placement sales on or about the issuance date).

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 5  OTHER INFORMATION

        None

ITEM 6  EXHIBITS

Exhibit No.                             Description
-----------     ----------------------------------------------------------------

Exhibit 3.1 Certificate of Existence with Status in Good Standing of the Registrant, dated December 8, 2004, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant, dated December 22, 2004, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.3 By-Laws of the Registrant, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.4 Certificate of Existence with Status in Good Standing of the Registrant, dated January 20, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.5 Amended List of Officers, Directors and Resident Agent of the Registrant, dated March 7, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.6 Certificate of Amendment to the Articles of Incorporation of the Registrant, dated August 15, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.7 Certificate of Amendment to the Articles of Incorporation of the Registrant, dated September 14, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

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

-------------------
*   Filed herewith

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        RUDY 45


By:     /s/ SONIA FARRELL                              Date:   December 15, 2005
        ---------------------------------------
        Sonia Farrell
        President and Director


By:     /s/ PEARL ASENCIO                              Date:   December 15, 2005
        ---------------------------------------
        Pearl Asencio
        Vice President, Secretary, Director and
        Principal Accounting Officer

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