Form 10-Q
period 2006-01-31
Rudy 45
filed 2006-03-15
CIK 1105413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: January 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 000-29475

RUDY 45

(Name of small business issuer in its charter)

NEVADA	88-0491630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2633 Lincoln Boulevard, Suite 117, Santa Monica, California	90405-4656
(Address of principal executive offices)	(Zip Code)

(310) 452-3206

(Issuer’s telephone number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [	] No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [	] No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 13, 2006: 59,974 shares.

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	2

Item 3	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4	Controls and Procedures	6

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	7

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3	Defaults upon Senior Securities	7

Item 4	Submission of Matters to a Vote of Security Holders	7

Item 5	Other Information	7

Item 6	Exhibits	8

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of January 31, 2006 and 2005	F-1

Condensed Statements of Operations for the three and six months ended January 31, 2006 and 2005	F-2

Condensed Statements of Cash Flows for the six months ended January 31, 2006 and 2005	F-3

Notes to Condensed Financial Statements	F-4

RUDY 45
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2006	January 31, 2005
ASSETS
Current assets:
Cash	$-	$1,935
Total current assets	-	1,935
Property and equipment, net	7,538	-
Total assets	$7,538	$1,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$71,962	$55,832
Notes Payable	104,700	-
Total current liabilities	176,662	55,832

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value,
25,000,000 shares authorized at January 31, 2005,
none issued or outstanding	-	-
50,000,000 shares authorized at January 31, 2006,
none issued or outstanding	-	-
Common stock, $0.001 par value,
500,000,000 authorized, 16,229 shares *
issued and outstanding at January 31, 2005		16
950,000,000 shares authorized, 59,974 shares*
issued and outstanding at January 31, 2006	63
Additional paid-in capital, net	3,504,554	2,574,829
Stock subscription receivable	-	(44,850)
Accumulated deficit	(3,673,741)	(2,583,892)
Total stockholders' equity	(169,124)	(53,897)
Total liabilities and stockholders' equity	$7,538	$1,935

*	Reflects effect of 1450:1 reverse stock split declared September 26, 2005.

See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended January 31,	Ended January 31,	Ended January 31,	Ended January 31,
	2006	2005	2006	2005
Net sales	$-	$-	$-	$-
Cost of good sold	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	139,925	406,300	265,504	406,300
Operating loss	(139,925)	(406,300)	(265,504)	(406,300)

Other (expense) income
Loss from continuing operations
before income taxes	(139,925)	(406,300)	(265,504)	(406,300)
Income tax provision
Net loss	(139,925)	(406,300)	(265,504)	(406,300)

Income (loss) per common share:
Basic	$(2.62)	$(30.37)	$(4.97)	$(33.28)
Diluted	$(2.62)	$(30.37)	$(4.97)	$(33.28)

Weighted average common shares outstanding:
Basic	53,467	13,377	53,467	12,208
Diluted	53,467	13,377	53,467	12,208

See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(265,504)	$(406,300)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	354	-
Issuance of common stock for services	5,550	393,210
Changes in operating assets and liabilities:
Other assets		-
Accounts payable and accrued liabilities	53,361	100
Due to related party	-	-
Net cash used in operating activities	(206,239)	(12,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,868)	-
Net cash used in investing activities	(1,868)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	76,523	14,925
Proceeds from notes payable	104,700	-
Net cash provided by financing activities	181,223	14,925
Net increase (decrease) in cash and cash equivalents	(26,884)	1,935
Cash at beginning of period	26,884	-
Cash at end of period	$-	$1,935

Please see the notes to the financial statements for information on non-cash investing and financing activities.

See accompanying notes to the financial statements

RUDY 45

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2006 and 2005

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

On August 30, 2004, Malahat’s board of directors approved a plan of reorganization (the “Malahat Reorg”) pursuant to which the Company transferred substantially all of its assets and liabilities, except for liabilities of approximately $70,000, to its wholly owned subsidiary, Malahat Services Corporation (“MSC”). In connection with the plan of reorganization, all of MSC outstanding stock was distributed to the Malahat’s existing stockholders. See note 3 for more information.

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

On December 22, 2004, it was approved by the stockholders to amend Article I, Name of Company; Malahat changed its name to PHC Holdings, and elected to become a Business Development Company or “BDC” under the Investment Company Act of 1940, as amended (the “1940 Act"). As of July 31, 2005, the Company traded on the "pink sheets" under the name PHC Holdings and under the symbol "PHCD." Also, it was approved by the shareholders to amend Article IV, Authorized Capital Stock; increasing its authorized common stock to 500,000,000 shares, each with a par value of $0.001 per share; and increasing its authorized preferred stock to 25,000,000 shares, each with a par value of $0.001 per share, with the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock to be determined by the board of directors.

On August 10, 2005, it was approved by stockholders to amend Article IV, Authorized Capital Stock, of the Articles of Incorporation, increasing the total authorized common stock to 950,000,000 shares, each with a par value of $0.001 per share (“Common Stock”) and 50,000,000 shares of Preferred Stock each with a par value of $0.001, (“Preferred Stock”). The rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock will be determined by the Board of Directors.

On September 12, 2005, the board of directors received authorization from the stockholders to amend the articles of incorporation for Article 1, Name of Company; changing the company’s name from PHC Holdings to Rudy 45 (the “Company”); and to implement a 1450:1 reverse stock split of the Company’s common stock effective September 26, 2005. The Company’s shareholders record reflects on such date 86,963,207 issued and outstanding shares before the reverse stock split and 59,975 after the reverse stock split. The Company now trades under the symbol “RDYF.”

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

The Company is authorized to issue up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933; in reliance on the exemption provided by Rule 602(a) of Regulation E under the 33 Act. Through January 31, 2006, the Company has raised net proceeds of approximately $602,000 against this limit.

RUDY 45

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2006 and 2005

Basis of Presentation

The interim unaudited condensed financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company for the year ended July 31, 2005. In the opinion of management, all adjustments (which consist of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. Malahat has been in the development stage since it began operations on July 26, 1994, and did not generate any revenues from its principal operations and there is no assurance of any future revenues. As of August 30, 2004 Malahat reorganized with its subsidiary (see Note 3) and changed its name to PHC Holdings and subsequently to Rudy 45. The Company elected to become a BDC on December 22, 2004 and has not generated any revenues and there is no assurance of any future revenues. Further, the Company has limited or no prior history as a BDC. As of January 31, 2006 and 2005, the Company had an accumulated deficit of approximately $3,674,000 and $2,584,000; negative working capital of approximately $177,000 and $54,000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies presented below are designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Basis of Presentation

As a result of the reorganization and spin-off of our wholly owned subsidiary, the accompanying financial statements as of January 31, 2006 are not consolidated and only include the accounts of Rudy 45.

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

For the three and six months ended January 31, 2006 and 2005

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

Fair Values of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, approximate their fair value at January 31, 2006, due to their short-term nature.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at January 31, 2006.

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

Revenue Recognition

As a BDC, the Company intends to recognize revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies. There were no revenues for the six months ended January 31, 2006 and 2005.

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

RUDY 45

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2006 and 2005

Stock-Based Compensation

The Financial Accounting Standards Board ("FASB") issued SFAS No. 123 ("SFAS 123"), “Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

The Company has no stock-based compensation plans as of January 31, 2006 or 2005.

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

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

RUDY 45

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2006 and 2005

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. MALAHAT REORGANIZATION

On August 30, 2004, Malahat’s board of directors approved a plan of reorganization (the “Malahat Reorg”) pursuant to which the Company transferred fixed and other assets approximating $18,000 and accounts payable and accrued liabilities and due to related party approximating $175,000 to its wholly owned subsidiary, Malahat Services Corporation (“MSC”). In connection with the plan of reorganization, all of the MSC outstanding stock was distributed to the Malahat’s existing stockholders. The reorganization was accounted using the historical carrying amounts of assets and liabilities distributed and reflected against paid in capital. The assets and liabilities and results of operations of the net assets distributed to the former stockholders have been reflected in the accompanying financial statements as discontinued operations. The net effect of transferring such assets and liabilities plus accumulated other comprehensive income resulted in an increase to additional paid-in capital of approximately $182,000.

Additionally, stockholders owning 10,581,875 shares of common stock (7,278 common shares giving effect to the reverse stock split described below), which represented 66% of the Company’s outstanding stock agreed to sell their shares to new investors. In connection with the foregoing, the officers and directors of Malahat resigned on August 30, 2004 and representatives of the new investors assumed those positions.

4. NOTES PAYABLE

During the three months ended January 31, 2006, the Company entered into notes payable for $48,000 from potential investors which subscribed to stock in October 2005. The notes bear interest at 10% per annum and are payable by April, 2006, (see Note 5, Common Stock Subscribed).

During the three months ended January 31, 2006, the Company entered into notes payable for $56,700, bearing interest at 10% per annum and payable by April, 2006.

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

Common Stock

The Company is authorized effective December 22, 2004 to issue up to 500,000,000 shares of common stock at $0.001 par value. The authorized number of common shares was increased to 950,000,000 on August 10, 2005. On September 12, 2005, the Company implemented a 1450:1 reverse stock split. The Company’s records reflect on such date 59,975 issued and outstanding common shares before the reverse stock split and 61,505 common shares after the reverse stock split. Accordingly, during the three months ended October 31, 2005, the Company issued 18,719,500 common shares (representing 12,910 shares giving effect to the reverse stock split declared September 2005).

During the months ended October 31, 2005, the Company entered into agreements pursuant to which we sold 11,379 shares of common stock for an aggregate of $28,750 in net proceeds.

During the three months ended October 31 2005, the Company issued 1,531 shares of common stock in exchange for services provided by certain consultants. Such shares were valued at $5,550 (estimated to be the fair value based on private placement sales on or about the issuance date).

RUDY 45

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2006 and 2005

Common Stock Subscribed

During the three months ended October 31, 2005, the Company entered into subscription agreements pursuant to which several individuals agreed to purchase 55,552 shares of common stock for an aggregate of $95,773 in net proceeds.

During the three months ended January 31, 2006, the Board of Directors declined the issuance of stock subscribed as of October 31, 2005, (see above). The Company discussed the Directors action with the investors, with the following results; two prior investors applied $63,227 as paid in capital towards prior purchases of common stock, the remaining investors agreed to accept notes payable for $48,000 received by the Company, (see Note 4).

6. INCOME/LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income/loss per common share computations for the six months ended January 31, 2006 and 2005:

	2006	2005
Numerator for basic and diluted income (loss)
per common share:
Net (loss) income attributed to common shareholders	$ (265,505)	$ (406,300)
Denominator for basic and diluted income (loss)
per common share:
Weighted average number of common shares outstanding	53,467	12,208
Basic and diluted (loss) income per common share	$ (4.97)	$ (33.28)

7. COMMITMENTS AND CONTINGENCIES

General

The Company's commitments and contingencies include the usual obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

Regulatory Compliance

As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at January 31, 2006. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

Legal

Currently, the Company is not a party to any pending legal proceedings.

Letter of Intent

On September 23, 2005, the Company entered into a Letter of Intent to acquire all of the outstanding stock of Rudy International Marketing, Ltd. (“RIM”) in exchange for shares of the Company’s restricted common stock. As of January 31, 2006 the Company is no longer actively pursuing this endeavor.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Historical results and trends should not be taken as an indication of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this quarterly report on Form 10-Q. This report and the financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The Company does not undertake to update, revise or correct any forward-looking statements.

Results of Operations for the three months ended January 31, 2006 and 2005

For the three months ended January 31, 2006, the Company incurred a net loss of approximately $140,000. The Company had no revenues and expended approximately $115,000 on consulting and professional fees and approximately $71,000 on general and administrative expenses. For the six months ended January 31, 2005 the Company incurred a net loss of approximately $406,000. The Company had no revenues and expended approximately $401,000 on consulting fees and approximately $5,000 on general and administrative expenses. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $2.62 for the six months ended January 31, 2006, as compared to a loss per share of $30.37 for the six months ended January 31, 2005.

Results of Operations for the six months ended January 31, 2006 and 2005

For the six months ended January 31, 2006, the Company incurred a net loss of approximately $266,000. The Company had no revenues and expended approximately $195,000 on consulting and professional fees and approximately $25,000 on general and administrative expenses. For the three months ended January 31, 2005 the Company incurred a net loss of approximately $406,000. The Company had no revenues and expended approximately $401,000 on consulting fees and approximately $5,000 on general and administrative expenses. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $4.97 for the three months ended January 31, 2006, as compared to a loss per share of $33.28 for the three months ended January 31, 2005.

Liquidity and Capital Resources

Capital Resources

At January 31, 2006 and 2005, the Company had negative working capital of $177,000 and $54,000.

Liquidity

During the six months ended January 31, 2006, net cash decreased by approximately $27,000. Cash inflows of approximately $181,000 were from financing activities; proceeds from the sale of common stock and the issuance of notes payable. Cash outflows during this period was principally the result of cash used by continuing operations to fund the operating losses of approximately $260,000 (net of depreciation and issuance of common stock for services), and $53,000 of accounts payable increases. Cash outflows from investing activities consisted of approximately $1,900 used to purchase property and equipment.

During the six months ended January 31, 2005, net cash increased by approximately $2,000. Cash inflows of approximately $15,000 were from proceeds from the sale of common stock. Cash outflows during this period were principally the result of cash used by continuing operations to fund the operating losses of approximately $13,000 (net of depreciation and issuance of common stock for services).

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

A business development company is defined and regulated by the Investment Company Act of 1940 (“1940 Act”). A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

The Company is authorized to issue up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933; in reliance on the exemption provided by Rule 602(a) of Regulation E under the 33 Act. Through January 31, 2006, the Company has raised approximately $602,000 proceeds against this limit.

Failure to secure additional financing or to raise additional equity capital may result in the Company depleting its available funds and not be able to pay its obligations. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

We currently anticipate that our cash requirements will be approximately $300,000 for the remainder of this fiscal year. There are no capital expenditures planned for the remainder of this fiscal year.

Critical Accounting Policies

Valuation of Investments

We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At January 31, 2006, we have no portfolio investments; consequently, our total assets did not include portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Securities Issued for Services

For the six months ended January 31, 2006 we issued 1,531 common shares in payment of services, to reduce our obligation and to avoid using our cash resources.  Such shares were valued at $5,550 (estimated to be the fair value based on private placement sales on or about the issuance date). These shares were issued as restricted shares of the Company.

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

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of No monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. Company management considers the principal types of risk to be valuations of investments in portfolio companies and fluctuations in interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

The board of directors determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which the Company invests. The Company's valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when the Company believes that an equity security is doubtful or when the enterprise value of the company does not currently support the cost of the Company’s debt or equity investment. Conversely, the Company will record unrealized appreciation if it determines that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's investments in its portfolio companies, determined in good faith by the board of directors, may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date"), within 90 days prior to filing the Company's January 31, 2006 Form 10-Q. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of January 31, 2006, the Company's disclosure controls and procedures were not effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. However, the board of directors and management have now taken specific steps to correct these matters.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company's internal controls over financial reporting, during the three and six months ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

Currently, the Company is not a party to any pending legal proceedings.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 10, 2005, it was approved by shareholders to amend Article IV, Authorized Capital Stock, of the Company’s Articles of Incorporation, increasing the total authorized common stock to 950,000,000 shares, each with a par value of $0.001 per share (“Common Stock”) and 50,000,000 shares of Preferred Stock each with a par value of $0.001, (“Preferred Stock”). The rights, preferences, privileges and restrictions granted to or imposed upon the Preferred Stock will be determined by the Board of Directors. This amendment was approved by the required vote of shareholders in accordance with the corporation’s law of the state of Nevada.

On September 12, 2005, the board of directors received authorization from the shareholders to amend the articles of incorporation for Article 1, Company Name; changing the Company’s name to Rudy 45; and to implement a 1450:1 reverse stock split of the Company’s common stock effective September 26, 2005. The Company’s shareholders record reflects on such date 86,963,207 issued and outstanding shares before the reverse stock split and 59,975 after the reverse stock split.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description
----------------	----------------------

Exhibit 3.1	Certificate of Existence with Status in Good Standing of the Registrant, dated December 8, 2004, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated December 22, 2004, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.3	By-Laws of the Registrant, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.4	Certificate of Existence with Status in Good Standing of the Registrant, dated January 20, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.5	Amended List of Officers, Directors and Resident Agent of the Registrant, dated March 7, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.6	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated August 15, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.7	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated September 14, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

-----------------------

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rudy 45

By:	/s/ pearl asencio	Date: March 15, 2006
Pearl Asencio
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.