Form 10-Q
period 2007-01-31
Rudy 45
filed 2007-02-16
CIK 1105413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 000-29475

RUDY 45
(Exact name of registrant as specified in its chapter)

NEVADA	88-0491630
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2633 Lincoln Boulevard, Suite 117, Santa Monica, CA	90405-4656
(Address of principal executive offices)	(Zip Code)

(210) 344-2700
(Issuer’s telephone number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of January 31, 2007 and 2006	F-1

Condensed Statements of Operations for the three and six months ended January 31, 2007 and 2006	F-2

Condensed Statements of Cash Flows for the six months ended January 31, 2007 and 2006	F-3

Notes to Condensed Financial Statements	F-4

RUDY 45
CONDENSED BALANCE SHEETS
(UNAUDITED)

	January 31, 2007	January 31, 2006
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-
Property and equipment, net	7,184	7,538
Total assets	$7,184	$7,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,444	$71,962
Notes Payable	9,456	104,700
Total current liabilities	119,900	176,662

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value,
25,000,000 shares authorized at January 31, 2005,
none issued or outstanding	-	-
50,000,000 shares authorized at January 31, 2006,
none issued or outstanding	-	-
Common stock, $0.001 par value,
500,000,000 authorized,
issued and outstanding at January 31, 2005		-
950,000,000 shares authorized,
issued and outstanding at January 31, 2006	63	63
Additional paid-in capital, net	3,504,554	3,504,554
Stock subscription receivable	-	-
Accumulated deficit	(3,391,901)	(3,673,741)
Total stockholders' equity	(112,716)	(169,124)
Total liabilities and stockholders' equity	$7,184	$7,538

See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended January 31,	Ended January 31,	Ended January 31,	Ended January 31,
	2007	2006	2007	2006
Net sales	$-	$-	$-	$-
Cost of good sold	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	119,900	139,925	119,900	265,504
Operating loss	(119,900)	(139,925)	(119,900)	(265,504)

Other (expense) income

Loss from continuing operations before income taxes	(119,900)	(139,925)	(119,900)	(265,504)
Income tax provision
Net loss	(119,900)	(139,925)	(119,900)	(265,504)

Income (loss) per common share:
Basic	$(2.25)	$(2.62)	$(2.25)	$(4.97)
Diluted	$(2.25)	$(2.62)	$(2.25)	$(4.97)

Weighted average common shares outstanding:
Basic	53,467	53,467	53,467	53,467
Diluted	53,467	53,467	53,467	53,467

See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2006	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(119,900)	$(265,504)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	354	354
Issuance of common stock for services	0	5,550
Changes in operating assets and liabilities:
Other assets		-
Accounts payable and accrued liabilities		53,361
Due to related party	110,444	-
Net cash used in operating activities	(9,102.00)	(206,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354)	(1,868)
Net cash used in investing activities	(0)	(1,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	0	76,523
Proceeds from notes payable	9,456	104,700
Net cash provided by financing activities	9,456	181,233
Net increase (decrease) in cash and cash equivalents	(0)	(26,884)
Cash at beginning of period	(0)	26,884
Cash at end of period	$-	$-

Please see the notes to the financial statements for information on non-cash investing and financing activities.

See accompanying notes to the financial statements

RUDY 45
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2007 and 2006

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

RUDY 45
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2007 and 2006

Basis of Presentation

The interim unaudited condensed financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company for the year ended July 31, 2006. In the opinion of management, all adjustments (which consist of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. Malahat has been in the development stage since it began operations on July 26, 1994, and did not generate any revenues from its principal operations and there is no assurance of any future revenues. As of August 30, 2004 Malahat reorganized with its subsidiary (see Note 3) and changed its name to PHC Holdings and subsequently to Rudy 45. The Company elected to become a BDC on December 22, 2004 and has not generated any revenues and there is no assurance of any future revenues. Further, the Company has limited or no prior history as a BDC. As of January 31, 2007 and 2006, the Company had an accumulated deficit of approximately $3,392,000 and $3,674,000; negative working capital of approximately $56,408 and $177,000.

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

Basis of Presentation

As a result of the reorganization and spin-off of our wholly owned subsidiary, the accompanying financial statements as of January 31, 2007 are not consolidated and only include the accounts of Rudy 45.

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
For the three and six months ended January 31, 2007 and 2006

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

Fair Values of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, approximate their fair value at January 31, 2007, due to their short-term nature.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at January 31, 2007.

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

Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. As of December 31, 2006, no impairment indicators were noted.

Revenue Recognition

As a BDC, the Company intends to recognize revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies. There were no revenues for the six months ended January 31, 2007 and 2006.

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
For the three and six months ended January 31, 2007 and 2006

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

The Company has no stock-based compensation plans as of January 31, 2007 or 2006.

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

In March 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements and related disclosures.

The Company is reviewing FSP Nos. FAS 115-1 and 124-1, but does not expect that the adoption of this FSP will have a material effect on its financial statements. In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

RUDY 45
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2007 and 2006

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

During the three months ended January 31, 2007, the Board of Directors declined the issuance of stock subscribed as of October 31, 2005, (see above). The Company discussed the Directors action with the investors, with the following results; two prior investors applied $63,227 as paid in capital towards prior purchases of common stock, the remaining investors agreed to accept notes payable for $48,000 received by the Company, (see Note 4).

6. INCOME/LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income/loss per common share computations for the six months ended January 31, 2007 and 2006:

	2007	2006
Numerator for basic and diluted income (loss)
per common share:
Net (loss) income attributed to common shareholders	$(119,900)	$(265,505)
Denominator for basic and diluted income (loss)
per common share:
Weighted average number of common shares outstanding	53,467	53,467
Basic and diluted (loss) income per common share	$(2.25)	$(4.97)

7. COMMITMENTS AND CONTINGENCIES

General

The Company's commitments and contingencies include the usual obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

Regulatory Compliance

As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at January 31, 2007. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

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

Results of Operations for the three months ended January 31, 2007 and 2006

For the three months ended January 31, 2007, the Company incurred a net loss of approximately $120,000. The Company had no revenues and expended approximately $43,000 on consulting and professional fees and approximately $77,000 on general and administrative expenses. For the six months ended January 31, 2006 the Company incurred a net loss of approximately $140,000. The Company had no revenues and expended approximately $115,000 on consulting fees and approximately $71,000 on general and administrative expenses. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $2.25 for the six months ended January 31, 2007, as compared to a loss per share of $2.62 for the six months ended January 31, 2006.

Results of Operations for the six months ended January 31, 2007 and 2006

For the six months ended January 31, 2007, the Company incurred a net loss of approximately $120,000. The Company had no revenues and expended approximately $43,000 on consulting and professional fees and approximately $77,000 on general and administrative expenses. For the three months ended January 31, 2006 the Company incurred a net loss of approximately $266,000. The Company had no revenues and expended approximately $195,000 on consulting fees and approximately $25,000 on general and administrative expenses. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $2.25 for the three months ended January 31, 2007, as compared to a loss per share of $4.97 for the three months ended January 31, 2006.

Liquidity and Capital Resources

Capital Resources

At January 31, 2007 and 2006, the Company had negative working capital of $56,507 and $177,000.

Liquidity

During the six months ended January 31, 2007, there was no net. Cash inflows of approximately $10,000 were from financing activities; proceeds from extension of the issuance of notes payable. Cash outflows during this period was principally the result of cash used by continuing operations to fund the operating losses of $110,000 of accounts payable increases.

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

The Company is authorized to issue up to $5,000,000 in value of securities without registration of said securities under the Securities Act of 1933; in reliance on the exemption provided by Rule 602(a) of Regulation E under the 33 Act. Through January 31, 2007, the Company has raised approximately $602,000 proceeds against this limit.

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

Critical Accounting Policies

Valuation of Investments

We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At January 31, 2007, we have no portfolio investments; consequently, our total assets did not include portfolio investments recorded at fair value. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

In March 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements and related disclosures.

The Company is reviewing FSP Nos. FAS 115-1 and 124-1, but does not expect that the adoption of this FSP will have a material effect on its financial statements. In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date"), within 90 days prior to filing the Company's January 31, 2007 Form 10-Q. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of January 31, 2007, the Company's disclosure controls and procedures were not effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. However, the board of directors and management have now taken specific steps to correct these matters.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company's internal controls over financial reporting, during the three and six months ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

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

Rudy 45

Date: February 15, 2007	By:	/s/ David G. Zanardi
David G. Zanardi
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.