Form 10-Q
period 2006-10-31
Rudy 45
filed 2007-02-20
CIK 1105413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

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

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of October 31, 2006 and 2005	F-1

Condensed Statements of Operations for the three months ended October 31, 2006 and 2005	F-2

Condensed Statements of Cash Flows for the six months ended October 31, 2006 and 2005	F-3

Notes to Condensed Financial Statements	F-4

RUDY 45
CONDENSED BALANCE SHEETS
(UNAUDITED)

	October 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash	$-	$12,175
Total current assets	-	12,175
Property and equipment, net	7,184	6,725
Total assets	$7,184	$18,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,444	$100
Notes Payable	9,456	0
Total current liabilities	119,900	100

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value,
25,000,000 shares authorized at October 31, 2006,
none issued or outstanding	-	-
50,000,000 shares authorized at October 31, 2006,
none issued or outstanding	-	-
Common stock, $0.001 par value,
500,000,000 authorized, 16,229 shares *
issued and outstanding at October 31, 2006	-	-
950,000,000 shares authorized, 59,974 shares*
issued and outstanding at October 31, 2006	63	60
Additional paid-in capital, net	3,504,554	3,456,782
Stock subscription receivable	-	95,773
Accumulated deficit	(3,391,901)	(3,533,815)
Total stockholders' equity	(112,716)	18,800
Total liabilities and stockholders' equity	$7,184	$18,900

See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2006	2005

Net sales	$--	$--
Cost of good sold	--
Gross profit	--	--
Selling, general and administrative expenses	119,900	125,580

Operating loss	(119,900)	(125,580)

Other (expense) income:
Loss from continuing operations before income taxes	(119,900)	(125,580)
Income tax provision	--	(125,580)
Net loss	$(119,900)	$(125,580)

Income (loss) per common share:
Basic	$(2.25)	$(2.50)
Diluted	$(2.25)	$(2.50)

Weighted average common shares outstanding:
Basic	53,467	50,214
Diluted	53,467	50,214

See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	October 31,	October 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(119,900)	$(125,580)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	354	354
Issuance of common stock for services	0	5,550
Changes in operating assets and liabilities:
Other assets		-
Accounts payable and accrued liabilities		(18,500)
Due to related party	110,444	-
Net cash used in operating activities	(9,102.00)	(138,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354)	(1,056)
Net cash used in investing activities	(0)	(1,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	0	28,750
Proceeds from notes payable	9,456	95,773
Net cash provided by financing activities	9,456	124,523
Net increase (decrease) in cash and cash equivalents	(0)	(14,709)
Cash at beginning of period	(0)	26,884
Cash at end of period	$-	$12,175

Please see the notes to the financial statements for information on non-cash investing and financing activities.

See accompanying notes to the financial statements

RUDY 45
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three months ended October 31, 2006 and 2005

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
For the three months ended October 31, 2006 and 2005

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

The accompanying financial statements have been prepared assuming that the Company continues as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. Malahat has been in the development stage since it began operations on July 26, 1994, and did not generate any revenues from its principal operations and there is no assurance of any future revenues. As of August 30, 2004 Malahat reorganized with its subsidiary (see Note 3) and changed its name to PHC Holdings and subsequently to Rudy 45. The Company elected to become a BDC on December 22, 2004 and has not generated any revenues and there is no assurance of any future revenues. Further, the Company has limited or no prior history as a BDC. As of October 31, 2006 and 2005, the Company had an accumulated deficit of approximately $3,391,901 and $3,533,815; negative working capital of approximately $9,100 and $138,000.

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

Basis of Presentation

As a result of the reorganization and spin-off of our wholly owned subsidiary, the accompanying financial statements as of October 31, 2006 are not consolidated and only include the accounts of Rudy 45.

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
For the three months ended October 31, 2006 and 2005

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

Fair Values of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, approximate their fair value at October 31, 2006, due to their short-term nature.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at October 31, 2006.

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

Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. As of October 31, 2006, no impairment indicators were noted.

Revenue Recognition

As a BDC, the Company intends to recognize revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies. There were no revenues for the six months ended October 31, 2006 and 2005.

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
For the three months ended October 31, 2006 and 2005

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

The Company has no stock-based compensation plans as of October 31, 2006 or 2005.

Basic and Diluted Loss per Common Share

The Company follows SFAS No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of October 31, 2006 and 2005, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted losses per share are the same as additional potential common shares would be anti-dilutive (See Note 5).

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
For the three months ended October 31, 2006 and 2005

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

4. NOTES PAYABLE

During the three months ended October 31, 2006, the Company’s notes payable balance remains at for $9,456. This is a notes payable entered into to in pay off current debt liabilities.

During the three months ended October 31, 2005, the Company had no notes payable.

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
For the three and six months ended October 31, 2006 and 2005

Common Stock Subscribed

During the three months ended October 31, 2005, the Company entered into subscription agreements pursuant to which several individuals agreed to purchase 55,552 shares of common stock for an aggregate of $95,773 in net proceeds.

During the three months ended October 31, 2006, the Board of Directors declined the issuance of stock subscribed as of October 31, 2005, (see above). The Company discussed the Directors action with the investors, with the following results; two prior investors applied $63,227 as paid in capital towards prior purchases of common stock, the remaining investors agreed to accept notes payable for $48,000 received by the Company, (see Note 4).

6. INCOME/LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income/loss per common share computations for the six months ended October 31, 2006 and 2005:

	2006	2005
Numerator for basic and diluted income (loss)
per common share:
Net (loss) income attributed to common shareholders	$(119,900)	$(125,580)
Denominator for basic and diluted income (loss)
per common share:
Weighted average number of common shares outstanding	53,467	50,214
Basic and diluted (loss) income per common share	$(2.25)	$(2.50)

7. COMMITMENTS AND CONTINGENCIES

General

The Company's commitments and contingencies include the usual obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

Regulatory Compliance

As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at October 31, 2006. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

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

Results of Operations for the three months ended October 31, 2005 and 2006

For the three months ended October 31, 2006, the Company incurred a net loss of approximately $120,000. The Company had no revenues and expended approximately $43,000 on consulting and professional fees and approximately $77,000 on general and administrative expenses. For the six months ended January 31, 2006 the Company incurred a net loss of approximately $140,000. The Company had no revenues and expended approximately $115,000 on consulting fees and approximately $71,000 on general and administrative expenses. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $2.25 for the six months ended January 31, 2007, as compared to a loss per share of $2.62 for the six months ended January 31, 2006.

Liquidity and Capital Resources

Capital Resources

At October 31, 2006 and 2005, the Company had negative working capital of $9,100 and $138,000.

Liquidity

During the three months ended October 31, 2006, there was no net Cash inflows; proceeds derived from issuances of notes payable. Cash outflows during this period was principally the result of cash used by continuing operations to fund the operating losses of $120,000 of accounts payables.

During the three months ended October 31, 2005, net cash decreased. Cash inflows of approximately $12,175 were from financing activities. Cash outflows during this period was principally the result of cash used by continuing operations to fund the operating losses of approximately $260,000, (net of depreciation and issuance of common stock for services), and $53,000 of accounts payable increases. Cash outflows from investing activities consisted of approximately $1,900 used to purchase property and equipment.

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

ITEM 5: OTHER INFORMATION

None

ITEM 6 EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Certificate of Existence with Status in Good Standing of the Registrant, dated December 8, 2004, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated December 22, 2004, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.3	By-Laws of the Registrant, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.4	Certificate of Existence with Status in Good Standing of the Registrant, dated January 20, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.5	Amended List of Officers, Directors and Resident Agent of the Registrant, dated March 7, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.6	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated August 15, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 3.7	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated September 14, 2005, as an exhibit to Form 10-KSB filed on November 15, 2005.

Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

-------------------
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDY 45

Date: February 20, 2007	By:	/s/ David Zanardi
David Zanardi
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.