Form 10-Q
period 2006-04-30
Rudy 45
filed 2007-02-23
CIK 1105413

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 13, 2006: 82,304,979 shares.

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

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of April 30, 2006 and 2005	F-1

Condensed Statements of Operations for the three months ended April 30, 2006 and 2005	F-2

Condensed Statements of Cash Flows for the six months ended April 30, 2006 and 2005	F-3

Notes to Condensed Financial Statements	F-4

RUDY 45
CONDENSED BALANCE SHEETS
(UNAUDITED)

	April 30, 2006	April 30, 2005
ASSETS
Current assets:
Cash	$-	$11,358
Total current assets	-	11,358
Property and equipment, net	7,184	-
Total assets	$7,184	$11,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,444	$19,434
Notes Payable	9,456	0
Total current liabilities	119,900	19,434

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value,
25,000,000 shares authorized,
none issued or outstanding	-	-
50,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value,
500,000,000 authorized, 82,304,979 shares *
issued and outstanding	63	20
Additional paid-in capital, net	3,504,554	2,859,170
Stock subscription receivable	-	-
Accumulated deficit	(3,391,901)	(2,867,266)
Total stockholders' equity	(112,716)	(8,076)
Total liabilities and stockholders' equity	$7,184	$11,358

See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2006	2005

Net sales	$-	$-
Cost of good sold	-	-
Gross profit	-	-
Selling, general and administrative expenses	119,900	283,374
Operating loss	(119,900)	(283,374)

Other (expense) income
Loss from continuing operations before income taxes	(119,900)	(283,374)
Income tax provision
Net loss	(119,900)	(283,374)

Income (loss) per common share:
Basic	$(2.25)	$(16.77)
Diluted	$(2.25)	$(16.77)

Weighted average common shares outstanding:
Basic	53,467	16,893
Diluted	53,467	16,893

 See accompanying notes to the financial statements

RUDY 45
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(119,900)	$(689,674)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	354	-
Issuance of common stock for services	0	576,055
Changes in operating assets and liabilities:
Other assets		-
Accounts payable and accrued liabilities		(36,298)
Due to related party	110,444	-
Net cash used in operating activities	(9,102)	(149,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354)	-
Net cash used in investing activities	(0)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	0	161,275
Proceeds from notes payable	9,456	-
Net cash provided by financing activities	9,456	161,275
Net increase (decrease) in cash and cash equivalents	(0)	11,358
Cash at beginning of period	(0)	-
Cash at end of period	$-	$11,358

Please see the notes to the financial statements for information on non-cash investing and financing activities.

See accompanying notes to the financial statements

RUDY 45
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three months ended April 30, 2006 and 2005

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

RUDY 45
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three months ended April 30, 2006 and 2005

Basis of Presentation

The interim unaudited condensed financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company for the year ended April 30, 2006. In the opinion of management, all adjustments (which consist of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. Malahat has been in the development stage since it began operations on July 26, 1994, and did not generate any revenues from its principal operations and there is no assurance of any future revenues. As of August 30, 2004 Malahat reorganized with its subsidiary (see Note 3) and changed its name to PHC Holdings and subsequently to Rudy 45. The Company elected to become a BDC on December 22, 2004 and has not generated any revenues and there is no assurance of any future revenues. Further, the Company has limited or no prior history as a BDC. As of April 30, 2006 and 2005, the Company had an accumulated deficit of approximately $3,391,901 and $2,867,266; negative working capital of approximately $9,102 and $149,917.

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

Basis of Presentation

As a result of the reorganization and spin-off of our wholly owned subsidiary, the accompanying financial statements as of April 30, 2006 are not consolidated and only include the accounts of Rudy 45.

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
For the three months ended April 30, 2006 and 2005

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

Fair Values of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities, approximate their fair value at April 30, 2006, due to their short-term nature.

Cash Equivalents

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at April 30, 2006.

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

Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. As of April 30, 2006, no impairment indicators were noted.

Revenue Recognition

As a BDC, the Company intends to recognize revenues from its portfolio companies based on investment income, the appreciation or impairment associated with its investment in such companies. There were no revenues for the six months ended April 30, 2006 and 2005.

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
For the three months ended April 30, 2006 and 2005

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

The Company has no stock-based compensation plans as of April 30, 2006 or 2005.

Basic and Diluted Loss per Common Share

The Company follows SFAS No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of April 30, 2006 and 2005, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses, basic and diluted losses per share are the same as additional potential common shares would be anti-dilutive (See Note 5).

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
For the three months ended April 30, 2006 and 2005

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

4. NOTES PAYABLE

During the three months ended April 30, 2006, the Company had no notes payable.

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

Common Stock

The Company is authorized effective December 22, 2004 to issue up to 500,000,000 shares of common stock at $0.001 par value. The authorized number of common shares was increased to 950,000,000 on August 10, 2005. On September 12, 2005, the Company implemented a 1450:1 reverse stock split. The Company’s records reflect on such date 59,975 issued and outstanding common shares before the reverse stock split and 61,505 common shares after the reverse stock split. Accordingly, during the three months ended April 30, 2006, the Company issued 18,719,500 common shares (representing 12,910 shares giving effect to the reverse stock split declared September 2005).

During the months ended April 30, 2006, the Company entered into agreements pursuant to which we sold 11,379 shares of common stock for an aggregate of $28,750 in net proceeds.

During the three months ended April 30, 2006, the Company issued 1,531 shares of common stock in exchange for services provided by certain consultants. Such shares were valued at $5,550 (estimated to be the fair value based on private placement sales on or about the issuance date).

RUDY 45
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three and six months ended April 30, 2006 and 2005

Common Stock Subscribed

The company did not have any subscription receivable as of April 30, 2005 and 2006.

6. INCOME/LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income/loss per common share computations for the six months ended April 30, 2006 and 2005:

	2006	2005
Numerator for basic and diluted income (loss)
per common share:
Net (loss) income attributed to common shareholders	$(119,900)	$(283,374)
Denominator for basic and diluted income (loss)
per common share:
Weighted average number of common shares outstanding	53,467	16,893
Basic and diluted (loss) income per common share	$(2.25)	$(16.77)

7. COMMITMENTS AND CONTINGENCIES

General

The Company's commitments and contingencies include the usual obligations of a BDC in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company's financial position and results of operations.

Regulatory Compliance

As a BDC, the Company operates in a highly regulated environment and must comply with the requirements of the 1940 Act. The Company endeavors to be in compliance with the requirements of the Act as part of its investment strategy and oversight functions. Whereas compliance with such laws and regulations requires interpretation, the Company believes it is in compliance with such requirements at April 30, 2006. However, no assurances can be given that such requirements will not change or that differing interpretations could result in non-compliance or that such matters, if they arise, will be insignificant to the Company's financial position or results of operations.

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

Results of Operations for the three months ended April 30, 2005 and 2006

For the three months ended April 30, 2006, the Company incurred a net loss of approximately $120,000. The Company had no revenues and expended approximately $43,000 on consulting and professional fees and approximately $77,000 on general and administrative expenses. For the six months ended April 30, 2006 the Company incurred a net loss of approximately $140,000. The Company had no revenues and expended approximately $115,000 on consulting fees and approximately $71,000 on general and administrative expenses. The loss per common share (calculated giving effect to the 1450:1 reverse stock split declared September 2005) was $2.25 for the nine months ended April 30, 2006, as compared to a loss per share of $16.77 for the nine months ended April 30, 2005.

Liquidity and Capital Resources

Capital Resources

At April 30, 2006 and 2005, the Company had negative working capital of $9,100 and $149,917.

Liquidity

During the three months ended April 30, 2006, there was no net Cash inflows; proceeds derived from issuances of notes payable. Cash outflows during this period was principally the result of cash used by continuing operations to fund the operating losses of $120,000 of accounts payables.

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

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company's internal controls over financial reporting, during the three and six months ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

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

None.

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
______________
*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDY 45

Date: February 21, 2007	By:	/s/ David G. Zanardi
David G. Zanardi
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.