Form 10-Q/A
period 2006-10-31
Rudy 45
filed 2007-02-23
CIK 1105413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

RUDY 45

Date: February 22, 2007	By:	/s/ David Zanardi
David Zanardi
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.